Form 10-Q
period 1995-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1995-05-12
CIK 75929

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.    20549


                              FORM 10-Q


   X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1995


____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ TO _______



Commission File No.   0-4678

                    Pancho's Mexican Buffet, Inc.
       (Exact name of registrant as specified in its charter)


         DELAWARE                                    75-1292166
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


3500 Noble Avenue, Fort Worth, Texas                   76111
(Address of principal executive offices)           (Zip Code)


                            817-831-0081
                   (Registrant's telephone number,
                        including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES    X     NO



Number of shares of Common Stock outstanding as of May 5, 1995:
4,397,559.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                INDEX

                                                         Page No.

Part I.  Financial Information

  Item 1. Financial Statements:

       Introduction                                          1

       Consolidated Condensed Balance Sheets,
         March 31, 1995 and September 30, 1994               2

       Consolidated Condensed Statements of
         Operations for the Three-Months and
         Six-Months Ended March 31, 1995 and 1994            3

       Consolidated Condensed Statements of Cash
         Flows for the Three-Months and Six-Months
         Ended March 31, 1995 and 1994                       4

       Notes to Consolidated Condensed Financial
         Statements                                          5

       Independent Accountants' Report                       6

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    7

Part II.  Other Information

  Item 1. Legal Proceedings (no response required)

  Item 2. Changes in Securities (no response required)

  Item 3. Defaults Upon Senior Securities (no response required)

  Item 4. Submission of Matters to a Vote of
          Security Holders                                  11

  Item 5. Other Information (no response required)

  Item 6. Exhibits and Reports on Form 8-K                  12

Signatures                                                  13

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 1995 and for the three-month and six-month periods ended March 31, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending
September 30, 1995.

      Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 1995 and for the three-month and six-month periods ended March 31, 1995 and 1994 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                           March 31,           September 30,
                                                             1995                  1994
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     782,000         $   1,661,000
    Accounts and notes receivable-current portion             389,000               656,000
    Income taxes receivable                                   720,000                88,000
    Inventories                                             1,304,000             1,635,000
    Prepaid expenses                                          512,000               502,000
    Deferred income taxes                                     206,000               224,000
        Total current assets                                3,913,000             4,766,000

PROPERTY, PLANT AND EQUIPMENT (AT COST):
    Land                                                    3,914,000             3,897,000
    Buildings                                              10,169,000            11,146,000
    Leasehold improvements                                 26,416,000            26,018,000
    Equipment and furniture                                31,963,000            31,511,000
    Construction in progress                                2,217,000             1,812,000
        Total                                              74,679,000            74,384,000
    Less accumulated depreciation and amortization        (32,247,000)          (32,547,000)
             Property, plant and equipment-net             42,432,000            41,837,000

OTHER ASSETS:
    Deferred income taxes                                     711,000               922,000
    Other, including noncurrent portion of receivables      1,792,000             1,634,000
        Total other assets                                  2,503,000             2,556,000

            TOTAL                                       $  48,848,000         $  49,159,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,233,000         $   3,133,000
    Accrued wages and bonuses                               2,331,000             2,390,000
    Other current liabilities                               1,375,000             1,757,000
        Total current liabilities                           4,939,000             7,280,000

OTHER LIABILITIES:
    Long-term debt                                          9,450,000             5,840,000
    Accrued insurance costs                                 2,476,000             2,605,000
    Other                                                     152,000               141,000
        Total other liabilities                            12,078,000             8,586,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                238,000               138,000

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              555,000               555,000
    Additional paid-in capital                             26,217,000            26,217,000
    Retained earnings                                      13,729,000            14,718,000
    Cumulative foreign currency translation adjustment       (603,000)              (30,000)
    Treasury stock                                         (7,699,000)           (7,699,000)
    Stock notes receivable from officers                     (606,000)             (606,000)
        Stockholders' equity                               31,593,000            33,155,000

            TOTAL                                       $  48,848,000         $  49,159,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended               Six Months Ended
                                                         March 31,                        March 31,
                                                    1995           1994              1995           1994
SALES                                          $ 19,868,000   $ 21,868,000      $ 40,778,000   $ 41,903,000

COSTS AND EXPENSES:
    Food costs                                    5,801,000      5,954,000        11,744,000     11,616,000
    Restaurant labor and related expenses         7,540,000      7,730,000        15,670,000     15,239,000
    Restaurant operating expenses                 4,586,000      4,606,000         9,197,000      8,595,000
    Depreciation and amortization                 1,179,000      1,111,000         2,346,000      2,154,000
    General and administrative expenses           1,352,000      1,381,000         2,771,000      2,627,000
        Total                                    20,458,000     20,782,000        41,728,000     40,231,000

OPERATING INCOME (LOSS)                            (590,000)     1,086,000          (950,000)     1,672,000

INTEREST EXPENSE                                   (131,000)        (6,000)         (232,000)        (7,000)

OTHER, INCLUDING INTEREST INCOME                     35,000         (1,000)           67,000         19,000

EARNINGS (LOSS) BEFORE INCOME TAXES                (686,000)     1,079,000        (1,115,000)     1,684,000

PROVISION (BENEFIT) FOR INCOME TAXES               (240,000)       388,000          (390,000)       606,000

NET EARNINGS (LOSS)                            $   (446,000)  $    691,000      $   (725,000)  $  1,078,000


NET EARNINGS (LOSS) PER SHARE                  $      (.10)   $       .16       $      (.16)   $       .24

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                               March 31,                      March 31,
                                                          1995           1994            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                $   (446,000)  $    691,000    $   (725,000)  $  1,078,000
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:

    Depreciation and amortization                       1,179,000      1,111,000       2,346,000      2,154,000
    Provision for deferred income taxes                   (56,000)         5,000         229,000        381,000
    Amortization of restaurant start-up costs              27,000         26,000          63,000         37,000
    Payment of restaurant start-up costs                                 (19,000)        (23,000)       (79,000)
    (Gain) loss on sale of assets                         (13,000)        22,000          (7,000)        22,000
    Income tax benefit from exercise of stock options                      9,000                         20,000
    Changes in operating assets and liabilities:
      Accounts and notes receivable                       (87,000)        10,000         234,000        (49,000)
      Income taxes receivable                            (167,000)       256,000        (632,000)
      Inventories, prepaid expenses and other assets       35,000        432,000         293,000        795,000
      Accounts payable and accrued expenses              (305,000)      (718,000)     (1,340,000)    (1,353,000)
        Total adjustments                                 613,000      1,134,000       1,163,000      1,928,000
          Net cash provided by operating activities       167,000      1,825,000         438,000      3,006,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                   (1,739,000)    (2,504,000)     (4,592,000)    (5,598,000)
  Proceeds from sale of assets                             38,000         43,000         157,000        377,000
  Other                                                                  (80,000)                       (80,000)
          Net cash (used in) investing activities      (1,701,000)    (2,541,000)     (4,435,000)    (5,301,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings-net                                             (990,000)
  Long-term borrowings                                  9,625,000      3,830,000      28,565,000      3,830,000
  Repayments of long-term borrowings                   (8,065,000)    (1,830,000)    (24,955,000)    (1,830,000)
  Proceeds from increase in minority interest                                            100,000
  Proceeds from exercise of stock options                                 45,000                        283,000
  Treasury stock purchases                                                                               (3,000)
  Dividends paid                                         (264,000)      (264,000)       (528,000)      (527,000)
          Net cash provided by financing activities     1,296,000        791,000       3,182,000      1,753,000

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                        (31,000)                       (64,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (269,000)        75,000        (879,000)      (542,000)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                 1,051,000        952,000       1,661,000      1,569,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                    $    782,000   $  1,027,000    $    782,000   $  1,027,000

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                 $     25,000    $     30,000   $    175,000
  Assets sold for notes receivable                                                       125,000        160,000
  Interest paid, net of capitalized amounts          $    102,000         18,000         199,000         19,000

See notes to consolidated condensed financial statements.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


1.  NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for both the three-months and six-months ended March 31, 1995, compared to 4,453,000 and 4,441,000 for the same periods last year.

2.  RESTRUCTURING COSTS

    During the quarter ended December 31, 1993, the Company sold a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and subleased a closed restaurant location in Littleton, Colorado. In light of these dispositions, previously established restructuring reserves were reevaluated and a pre-tax operating expense benefit of $264,000 was recorded during the quarter ended December 31, 1993.

3.  LONG-TERM DEBT

    The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes a covenant that the Company will not permit its consolidated net income to be less than $1 during any fiscal quarter. The net losses incurred by the Company in the first and second quarters of fiscal 1995 resulted in violations of this covenant. The bank subsequently granted permanent waivers of the covenant for both periods.

    In February 1995, the Loan Agreement was amended to increase the revolving credit line to $12 million through December 31, 1995 and extend its termination date to March 1, 1997. The credit line reverts to $10 million effective January 1, 1996. At March 31, 1995, the Company had $2,550,000 available under the bank credit line.

4.  CASH DIVIDEND

    On May 5, 1995, the Company's board of directors declared a $.03 per common share quarterly cash dividend. The dividend will be paid on June 13, 1995 to holders of record on May 30, 1995.

5.  STATEMENT OF OPERATIONS RECLASSIFICATION

    The statement of operations has been reformatted to provide more detailed information on costs and expenses. Prior period amounts have been reclassified to conform to the current period presentation.

                   INDEPENDENT ACCOUNTANTS' REPORT


Pancho's Mexican Buffet, Inc.:

We have made a review of the consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of operations and cash flows for the three-month and six-month periods ended
March 31, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1994, and related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 4, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 5, 1995

                   PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Financial Condition

As of March 31, 1995, the Company's current ratio was 0.8 to 1 compared to 0.7 to 1 at September 30, 1994. Cash and cash equivalents decreased $879,000 during the six-month period to a balance of $782,000 at March 31, 1995, as cash provided by operating and financing activities was exceeded by capital expenditures.

Operating activities provided net cash of $438,000 for the six-month period ended March 31, 1995, compared to $3,006,000 for the same period last year. The Company incurred a net loss of $725,000 during the 1995 period, versus a net profit of $1,078,000 in 1994.
Operating cash flow decreased due largely to this decline in profitability and a related increase in income taxes receivable.

Financing activities, which provided cash of $3,182,000 during the six-month period, consisted of net long term borrowings of $3,610,000, the payment of quarterly cash dividends and minority interest capital contributions to the Company's Mexican joint venture.

Investing activities used $4,435,000 of cash during the six-month period. Cash was used during the period for the construction of new restaurants, remodeling of existing restaurants, restaurant computer system installations and payment of accrued construction costs from the prior year. One new restaurant was opened during the six-month period and a former Emiliano's Buffet Mexicano restaurant was reopened as a Pancho's Mexican Buffet.

Restaurants in Galveston and Baytown, Texas are under construction and are scheduled to open in the Company's fiscal third quarter. The Company has also entered into a joint venture to build a restaurant in Guadalajara, Mexico, see "Other Uncertainties and Trends." No additional new restaurants are planned at this time, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and install restaurant computer systems will continue within the constraint of available operating cash flow.

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes a covenant that the Company will not permit its consolidated net income to be less than $1 during any fiscal quarter. The net losses incurred by the Company in the first and second quarters of fiscal 1995 resulted in violations of this covenant. The bank subsequently granted permanent waivers of the covenant for both periods.

Management is taking steps to ensure that the Company will be able to comply with all of its covenants under the Loan Agreement in the future. However, should the bank decline to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 30 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

In February 1995, the Loan Agreement was amended to increase the revolving credit line to $12 million through December 31, 1995 and extend its termination date to March 1, 1997. The credit line reverts to $10 million effective January 1, 1996. At March 31, 1995, the Company had $2,550,000 available under the line.

On May 5, 1995, the Company's board of directors declared a $.03 per common share quarterly cash dividend. The dividend will be paid on June 13, 1995 to holders of record on May 30, 1995. The dividend was reduced from a quarterly rate of $.06 per share to $.03 per share due to the Company's recent financial performance. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.


Results of Operations

Sales decreased $2,000,000 (9.2%) and $1,125,000 (2.7%) for the three-months and six-months ended March 31, 1995 compared to the same periods last year. New restaurants provided $2.3 million and $5.8 million, respectively, in additional revenue for the quarter and six-months, and a price increase in December 1993 added approximately $839,000 to sales for the six-months. Lower comparable store sales, however, along with reduced revenue due to restaurant closings and the outsourcing of the Company's grocery distribution operation in September 1994, more than offset these increases.

Average sales for restaurants open throughout the current three-month and six-month periods were $276,000 and $565,000 compared to $311,000 and $598,000 for the same periods a year ago. Comparable-store sales (sales for restaurants open throughout the period in both fiscal 1995 and 1994) were down 15.5% for the second quarter of 1995 compared to being up 15.1% last year. Year-to-date, comparable store sales were down 11.3% compared to an increase of 15.0% in 1994.
Comparable-store sales for the first two quarters of fiscal 1994 reflect record increases, primarily due to the completion of an aggressive soup/salad and dessert bar conversion program, effective television advertising and a December 1993 price increase.

The Company has conducted significant marketing research in fiscal 1995 to better understand its customers. As a result of that research, improvements have been made in food quality and in operational areas. A television advertising campaign developed from this research debuted in late February. However, results of the television campaign have been disappointing. Therefore, a family vacation package promotion has been incorporated into the television advertising to stimulate customer traffic in May and June. Newspaper and direct mail programs are also being implemented to promote specific restaurant locations and value-oriented menu offerings.

Food costs as a percentage of sales increased 2.0% and 1.1% for the three-months and six-months ended March 31, 1995 compared to the same periods a year ago. Recipe and food offering changes, combined with higher produce and shortening prices, resulted in the increases.
Food offerings, preparation methods and recipes are currently being modified to improve quality and preserve variety while lowering product cost. The benefit of these changes, as well as seasonally lower produce prices, should be realized in the latter half of the fiscal third quarter.

Restaurant labor and related expenses as a percentage of sales increased 2.7% and 2.0% for the current three-month and six-month periods compared to the same periods in 1994. Sharply lower comparable-store sales raised labor costs as a percentage of sales in established restaurants, while normally higher labor costs in new stores also contributed to the increase, particularly in the first quarter. To improve labor costs as a percentage of sales, management is focusing on new marketing programs to improve comparable-store sales and on improved productivity and labor control systems.

Restaurant operating expenses as a percentage of sales for the current three-month and six-month periods were 23.1% and 22.6% compared to 21.1% and 20.5% for the same periods last year. A pre-tax operating expense benefit of $264,000 (1.3% of sales) was recorded during the quarter ended December 31, 1993 relating to adjustments to the Company's accrual for restructuring reserves. Relatively fixed costs, such as rent and utilities, generally increased as a percentage of sales in the current three-month and six-month periods due to lower comparable-store sales.

Depreciation and amortization increased $68,000 and $192,000 for the three-months and six-months ended March 31, 1995 compared to the prior year, due to the addition of new restaurants and other capital spending.

General and administrative expenses as a percentage of sales increased 0.5% for both the current three-month and six-month periods compared to the same periods last year, primarily due to lower sales.

Greater debt levels and higher interest rates increased interest expense $125,000 and $225,000 for the current three-month and six-month periods compared to the same periods in 1994.

The effective tax rate decreased to 35% for the current three-month and six-month periods compared to 36% in the prior year. The current year rate is consistent with the effective tax rate for fiscal year 1994 of 34.7%.

Due to weak sales and other factors discussed above, the Company reported a net loss of $725,000 for the six-month period ended March 31, 1995 compared to a net earnings of $1,078,000 for the same period last year. These results were far below the expectations of both management and the investment community, including those viewpoints expressed on Page 6 of the Company's annual report under the caption "What Wall Street Says About Pancho's Mexican Buffet"(1). Management believes that appropriate adjustments are being made to return the Company to consistent profitability. However, the restaurant industry is intensely competitive, and the Company's future earnings will largely depend on its ability to generate a sustained improvement in sales.

Other Uncertainties and Trends

Mexico is currently experiencing a financial and economic crisis sparked by the December 20, 1994 devaluation of the Mexican peso.
The Company has substantially completed construction of the building and installation of equipment for its planned restaurant in Guadalajara, Mexico, but has delayed the restaurant opening to make adjustments in menu and purchasing plans due to the high cost of imported food products in Mexico following the devaluation. Management cannot predict the long-term impact of this financial and economic crisis on the Company's planned restaurant operations. For the six-months ended March 31, 1995, the Company recorded an unfavorable foreign currency translation adjustment of $573,000 in stockholders' equity as a result of the devaluation. The Company has invested $1.4 million in this restaurant and expects that an additional $200,000 investment will be required. Future Company restaurant development in Mexico will depend upon the success of the Guadalajara restaurant.

- - - - - ---------------------------------------------------------------------

(1) Pursuant to Item 601(b)(13) of Regulation S-K promulgated by the Securities and Exchange Commission (SEC), the section of the Company's 1994 Annual Report on page 6 under the caption "What Wall Street Says About Pancho's Mexican Buffet" is not deemed to be filed with the SEC for purposes of the Securities Exchange Act nor shall such section of the 1994 Annual Report be deemed to be incorporated by reference in any past or future filing by the Company under the Securities Exchange Act or the Securities Act of 1933, as amended.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On Wednesday, January 25, 1995, the registrant held its Annual Meeting of Stockholders.

     (b)   (No response required)

     (c) At the Annual Meeting, the stockholders were requested to vote upon two matters, to wit, (i) the proposal to amend the Certificate of Incorporation to eliminate the requirement that a director be a U.S. citizen; and (ii) to elect three directors.

           With respect to the proposal to amend the Certificate of Incorporation to eliminate the requirement that a director be a U.S. citizen, voting was as follows:

           For   4,066,981      Against   93,071    Abstain  42,691

           With respect to the election of directors, voting was as follows:

           Nominee                        For                Withheld

           Mauricio Sanchez Garcia        4,131,394          71,350
           Rudy Rodriguez                 4,133,976          68,768
           Samuel L. Carlson              4,137,624          65,120

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits Required by Item 601 of Regulation S-K

           Exhibit
           Number

            2       Not applicable
            4       Not applicable
           10(p)    Revolving Credit and Term Loan Agreement dated
                    February 16, 1994, between PMB Enterprises West,
                    Inc. and First Interstate Bank of Texas, N.A.
           10(q)    First Amendment to Revolving Credit and Term Loan
                    Agreement dated February 9, 1995, between PMB
                    Enterprises West, Inc. and First Interstate Bank
                    of Texas, N.A.
           11       Not required--explanation of net earnings (loss)
                      per share computation is contained in notes to consolidated condensed financial statements.
           15       Letter re: unaudited interim financial
                      information
           18       Not applicable
           19       Not applicable
           22       Not applicable
           23       Not applicable
           24       Not applicable
           27       Financial Data Schedule

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PANCHO'S MEXICAN BUFFET, INC.




      May 5, 1995                 /s/ HOLLIS TAYLOR

                               Hollis Taylor, President and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


      May 5, 1995                 /s/ DAVID ODEN

                               David Oden, Vice President, Treasurer,
                                 Chief Financial Officer and
                                 Assistant Secretary
                                 (Principal Financial and Accounting
                                 Officer)