Form 10-Q
period 1995-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1995-08-14
CIK 75929

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.    20549


                              FORM 10-Q


   X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995


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

                                                   YES    X     NO



Number of shares of Common Stock outstanding as of August 11, 1995:
 4,397,559.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                INDEX

                                                         Page No.

Part I.  Financial Information

  Item 1. Financial Statements:

       Introduction                                          1

       Consolidated Condensed Balance Sheets,
         June 30, 1995 and September 30, 1994                2

       Consolidated Condensed Statements of
         Operations for the Three-Months and
         Nine-Months Ended June 30, 1995 and 1994            3

       Consolidated Condensed Statements of Cash
         Flows for the Nine-Months Ended
         June 30, 1995 and 1994                              4

       Notes to Consolidated Condensed Financial
         Statements                                          5

       Independent Accountants' Report                       7

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    8

Part II.  Other Information

  Item 1. Legal Proceedings (no response required)

  Item 2. Changes in Securities (no response required)

  Item 3. Defaults Upon Senior Securities (no response required)

  Item 4. Submission of Matters to a Vote of
          Security Holders (no response required)

  Item 5. Other Information (no response required)

  Item 6. Exhibits and Reports on Form 8-K                  12

Signatures                                                  13

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The consolidated condensed financial statements included herein have been prepared by the Company without audit as of June 30, 1995 and for the three-month and nine-month periods ended June 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending
September 30, 1995.

      Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 1995 and for the three-month and nine-month periods ended June 30, 1995 and 1994 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                           June 30,           September 30,
                                                             1995                  1994
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     529,000         $   1,661,000
    Accounts and notes receivable-current portion             240,000               656,000
    Income taxes receivable                                   739,000                88,000
    Inventories                                             1,043,000             1,635,000
    Prepaid expenses                                          313,000               502,000
    Deferred income taxes                                     391,000               224,000
        Total current assets                                3,255,000             4,766,000

PROPERTY, PLANT AND EQUIPMENT (AT COST):
    Land                                                    3,728,000             3,897,000
    Buildings                                              10,158,000            11,146,000
    Leasehold improvements                                 23,980,000            26,018,000
    Equipment and furniture                                30,158,000            31,511,000
    Construction in progress                                1,912,000             1,812,000
        Total                                              69,936,000            74,384,000
    Less accumulated depreciation and amortization        (32,754,000)          (32,547,000)
             Property, plant and equipment-net             37,182,000            41,837,000

OTHER ASSETS:
    Deferred income taxes                                   3,023,000               922,000
    Other, including noncurrent portion of receivables      1,198,000             1,634,000
        Total other assets                                  4,221,000             2,556,000

            TOTAL                                       $  44,658,000         $  49,159,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,195,000         $   3,133,000
    Accrued wages and bonuses                               1,509,000             2,390,000
    Other current liabilities                               2,145,000             1,757,000
        Total current liabilities                           4,849,000             7,280,000

OTHER LIABILITIES:
    Long-term debt                                         10,310,000             5,840,000
    Accrued insurance costs                                 2,541,000             2,605,000
    Other                                                     604,000               141,000
        Total other liabilities                            13,455,000             8,586,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      138,000

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              555,000               555,000
    Additional paid-in capital                             26,217,000            26,217,000
    Retained earnings                                       8,249,000            14,718,000
    Cumulative foreign currency translation adjustment       (438,000)              (30,000)
    Treasury stock                                         (7,699,000)           (7,699,000)
    Stock notes receivable from officers                     (530,000)             (606,000)
        Stockholders' equity                               26,354,000            33,155,000

            TOTAL                                       $  44,658,000         $  49,159,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended               Nine Months Ended
                                                   June 30,                         June 30,
                                              1995           1994              1995           1994
SALES                                    $ 20,596,000   $ 21,975,000      $ 61,374,000   $ 63,878,000

COSTS AND EXPENSES:
    Food costs                              5,859,000      5,764,000        17,603,000     17,380,000
    Restaurant labor and related expenses   7,559,000      7,699,000        23,229,000     22,938,000
    Restaurant operating expenses           4,876,000      4,963,000        14,073,000     13,822,000
    Depreciation and amortization           1,139,000      1,116,000         3,485,000      3,270,000
    General and administrative expenses     1,447,000      1,498,000         4,218,000      4,125,000
    Restructuring charges                   7,572,000                        7,572,000       (264,000)
        Total                              28,452,000     21,040,000        70,180,000     61,271,000

OPERATING INCOME (LOSS)                    (7,856,000)       935,000        (8,806,000)     2,607,000

INTEREST EXPENSE                             (167,000)                        (399,000)        (7,000)

OTHER, INCLUDING INTEREST INCOME              159,000         10,000           226,000         29,000

EARNINGS (LOSS) BEFORE INCOME TAXES        (7,864,000)       945,000        (8,979,000)     2,629,000

PROVISION (BENEFIT) FOR INCOME TAXES       (2,516,000)       340,000        (2,906,000)       946,000

NET EARNINGS (LOSS)                      $ (5,348,000)  $    605,000      $ (6,073,000)  $  1,683,000


NET EARNINGS  (LOSS) PER SHARE           $      (1.22)  $        .14      $      (1.38)  $        .38

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Nine Months Ended
                                                                        June 30,
                                                                  1995            1994
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net earnings (loss)                               $ (6,073,000)   $  1,683,000
           Adjustments to reconcile net earnings (loss) to net
             cash provided by operating activities:

             Restructuring charges                              7,268,000
             Depreciation and amortization                      3,485,000       3,270,000
             Provision (benefit) for deferred income taxes     (2,268,000)        505,000
             Amortization of restaurant start-up costs             96,000          63,000
             Payment of restaurant start-up costs                 (62,000)       (100,000)
             (Gain) loss on sale of assets                          1,000          22,000
             Income tax benefit from exercise of stock options                     20,000
             Minority interest in net earnings (loss)            (136,000)
             Changes in operating assets and liabilities:
               Accounts and notes receivable                      394,000        (242,000)
               Income taxes receivable                           (651,000)       (186,000)
               Inventories, prepaid expenses and other assets     785,000         888,000
               Accounts payable and accrued expenses           (1,633,000)     (1,427,000)
                 Total adjustments                              7,279,000       2,813,000
                   Net cash provided by operating activities    1,206,000       4,496,000

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Property additions                                  (6,545,000)     (8,448,000)
           Proceeds from sale of assets                           193,000         670,000
           Other                                                                 (345,000)
                   Net cash (used in) investing activities     (6,352,000)     (8,123,000)

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Long-term borrowings                                36,785,000       6,790,000
           Repayments of long-term borrowings                 (32,315,000)     (3,880,000)
           Proceeds from increase in minority interest            100,000
           Proceeds from exercise of stock options                                286,000
           Treasury stock purchases                                                (3,000)
           Dividends paid                                        (660,000)       (791,000)
           Payments received on officer stock notes                76,000          76,000
                   Net cash provided by financing activities    3,986,000       2,478,000

         EFFECT OF FOREIGN EXCHANGE RATE
             CHANGE ON CASH                                        28,000

         NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                  (1,132,000)     (1,149,000)

         CASH AND CASH EQUIVALENTS,
             BEGINNING OF PERIOD                                1,661,000       1,569,000

         CASH AND CASH EQUIVALENTS,
             END OF PERIOD                                   $    529,000    $    420,000

         SUPPLEMENTAL INFORMATION:
           Income taxes paid                                 $     30,000    $    694,000
           Assets sold for notes receivable                       125,000         160,000
           Interest paid, net of capitalized amounts              369,000          48,000

         See notes to consolidated condensed financial statements.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


1.  NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for both the three-months and nine-months ended June 30, 1995, compared to 4,446,000 and 4,443,000 for the same periods last year.

2.  RESTRUCTURING COSTS

    In June 1995, the Company adopted a restructuring plan in an effort to return to profitability. The plan included closing eight to ten underperforming restaurants, and evaluating for potential asset write downs other restaurants operating at lower sales volumes and the Company's constructed but unopened restaurant in Guadalajara, Mexico.

    In connection with the plan, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 for the write down of leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The assets of closed locations were written down to net realizable value, resulting in an impairment charge of $2,367,000. The net book value after the write down of property, plant and equipment related to the Company's closed restaurant locations was $663,000 at June 30, 1995. Management expects to realize over $400,000 of this carrying value through asset sales in the next year. The remaining restaurant equipment will either be sold or used elsewhere in the Company's operations. Sales for the nine closed locations were $1,442,000 and $4,652,000, respectively, for the three-months and nine-months ended
    June 30, 1995.

    An impairment charge of $3,445,000 was recognized during the quarter for seven low sales volume restaurants that the Company intends to continue to operate. Due to the low or negative projected cash flows of these restaurants, fair value of the assets was based upon their estimated resale value.

    As a result of the economic crisis in Mexico stemming from the December 1994 peso devaluation, the Company's investment in a restaurant in Guadalajara was also evaluated for impairment and a charge of $812,000 was recorded. Fair value of the assets was estimated based upon the discounted expected future cash flows from operation of the restaurant.

    Current and deferred income tax benefits of $2,366,000 were recognized in the United States in connection with the restructuring. No tax benefits were currently recognized for the write down of assets in Mexico.

    During the first quarter of fiscal 1994, the Company reported a pre-tax benefit of $264,000 related to a reevaluation of previously established restructuring reserves. The reevaluation resulted from the sale of a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and the sublease of a closed restaurant location in Littleton, Colorado.

3.  LONG-TERM DEBT

    The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. As a result of the net losses incurred by the Company in each of the three quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has subsequently granted permanent waivers for each of these covenant violations. However, in order to obtain the bank waivers, the Company has agreed to collateralize the loan with substantially all of its assets, and is in the process of completing the necessary legal documents to provide the bank with such collateral.

    In February 1995, the Loan Agreement was amended to increase the revolving credit line to $12 million through December 31, 1995 and extend its termination date to March 1, 1997. The credit line reverts to $10 million effective January 1, 1996. At June 30, 1995, the Company had $1,690,000 available under the bank credit line.

4.  CASH DIVIDEND

    On July 28, 1995, the Company's board of directors declared a $.015 per common share quarterly cash dividend. The dividend will be paid on September 12, 1995 to holders of record on August 29, 1995.

5.  STATEMENT OF OPERATIONS RECLASSIFICATION

    The statement of operations has been reformatted to provide more detailed information on costs and expenses. Prior period amounts have been reclassified to conform to the current period presentation.

                   INDEPENDENT ACCOUNTANTS' REPORT


Pancho's Mexican Buffet, Inc.:

We have made a review of the consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1995 and 1994 and cash flows for the nine-month periods ended June 30, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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






DELOITTE & TOUCHE LLP
Fort Worth, Texas
August 8, 1995

                   PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Condition

As of June 30, 1995, the Company's current ratio was 0.7 to 1, which was unchanged compared to September 30, 1994. Cash and cash equivalents decreased $1,132,000 during the nine-month period to a balance of $529,000 at June 30, 1995, as cash provided by operating and financing activities was exceeded by capital expenditures.

Operating activities provided net cash of $1,206,000 for the nine-month period ended June 30, 1995, compared to $4,496,000 for the same period last year. The Company incurred a net loss of $6,073,000 during the 1995 period, versus a net profit of $1,683,000 in 1994. The 1995 period included a pre-tax, largely non-cash restructuring charge of $7,572,000 for restaurant closings and impairments. Operating cash flow decreased due largely to the decline in profitability.

Financing activities, which provided cash of $3,986,000 during the nine-month period, consisted primarily of net long term borrowings of $4,470,000 and the payment of quarterly cash dividends.

Investing activities used $6,352,000 of cash during the nine-month period. Cash was used for the construction of new restaurants, remodeling of existing restaurants, restaurant computer system installations and payment of accrued construction costs from the prior year. Two new Pancho's Mexican Buffet restaurants, in Pasadena and Baytown, Texas, were opened during the nine-month period and two former Emiliano's Buffet Mexicano restaurants were reopened as Pancho's. A third Pancho's was opened in Galveston, Texas on July 13, 1995.

The Company has also entered into a joint venture to build and operate a restaurant in Guadalajara, Mexico which is now expected to open in the first quarter of fiscal 1996 (see "Other Uncertainties and Trends"). No additional new restaurants are planned at this time, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and install restaurant computer systems will continue within the constraint of available operating cash flow.

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. As a result of the net losses incurred by the Company in each of the three quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has subsequently granted permanent waivers for each of these covenant violations. However, in order to obtain the bank waivers, the Company has agreed to collateralize the loan with substantially all of its assets, and is in the process of completing the necessary legal documents to provide the bank with such collateral.

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

In February 1995, the Loan Agreement was amended to increase the revolving credit line to $12 million through December 31, 1995 and extend its termination date to March 1, 1997. The credit line reverts to $10 million effective January 1, 1996. At June 30, 1995, the Company had $1,690,000 available under the line.

On July 28, 1995, the Company's board of directors declared a $.015 per common share quarterly cash dividend. The dividend will be paid on September 12, 1995 to holders of record on August 29, 1995. The dividend was reduced from a quarterly rate of $.03 per share to $.015 per share due to the Company's recent financial performance. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.


Results of Operations

Sales decreased $1,379,000 (6.3%) and $2,504,000 (3.9%) for the three-months and nine-months ended June 30, 1995 compared to the same periods last year. New restaurants provided $2.3 million and $7.6 million, respectively, in additional revenue for the quarter and nine-months, and a price increase in December 1993 added approximately $839,000 to sales for the nine-months. Lower comparable store sales, however, along with reduced revenue due to restaurant closings and the outsourcing of the Company's grocery distribution operation in September 1994, more than offset these increases.

Average sales for restaurants open throughout the current three-month and nine-month periods were $302,000 and $896,000 compared to $310,000 and $910,000 for the same periods a year ago. Comparable-store sales (sales for restaurants open throughout the period in both fiscal 1995 and 1994) were down 13.1% for the third quarter of 1995 compared to being up 9.2% last year. Year-to-date, comparable store sales were down 11.8% compared to an increase of 13.1% in 1994. Comparable-store sales for the first nine months of fiscal 1994 reflect record increases, primarily due to the completion of an aggressive soup/salad and dessert bar conversion program, effective television advertising and a December 1993 price increase.

Food costs as a percentage of sales increased 2.2% and 1.5% for the three-months and nine-months ended June 30, 1995 compared to the same periods a year ago. Recipe and food offering changes, combined with higher produce and shortening prices, resulted in the increases.
Food offerings, preparation methods and recipes were modified during the Company's fiscal third quarter to improve quality and preserve variety while lowering product cost. The benefit of these changes, as well as seasonally lower produce prices, should be fully realized in the quarter ending September 30, 1995.

Restaurant labor and related expenses as a percentage of sales increased 1.7% and 1.9% for the current three-month and nine-month periods compared to the same periods in 1994. Sharply lower comparable-store sales raised labor costs as a percentage of sales in established restaurants, while normally higher labor costs in new stores also contributed to the increase, particularly in the first quarter.

Restaurant operating expenses as a percentage of sales for the current three-month and nine-month periods were 23.7% and 22.9% compared to 22.6% and 21.6% for the same periods last year. Relatively fixed costs, such as rent and utilities, generally increased as a percentage of sales in the current three-month and nine-month periods due to lower comparable-store sales.

Depreciation and amortization increased $23,000 and $93,000 for the three-months and nine-months ended March 31, 1995 compared to the prior year. Restaurant closings and impairments are expected to reduce depreciation expense by approximately $240,000 a quarter. This decrease will be offset somewhat by the opening of restaurants in Galveston, Texas and Guadalajara, Mexico.

General and administrative expenses as a percentage of sales increased 0.2% and 0.5%, respectively, for the current three-month and nine-month periods compared to the same periods last year, primarily due to lower sales.

In June 1995, the Company adopted a restructuring plan in an effort to return to profitability. The plan included closing eight to ten underperforming restaurants, and evaluating for potential asset write downs other restaurants operating at lower sales volumes and the Company's constructed but unopened restaurant in Guadalajara, Mexico.

In connection with the plan, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 for the write down of leasehold improvements and equipment and $948,0020 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Sales for the nine closed locations were $1,442,000 and $4,652,000, respectively, for the three-months and nine-months ended June 30, 1995. See Note 2 to consolidated condensed financial statements for more information.

During the first quarter of fiscal 1994, the Company reported a pre-tax benefit of $264,000 related to a reevaluation of previously established restructuring reserves. The reevaluation resulted from the sale of a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and the sublease of a closed restaurant location in Littleton, Colorado.

Interest expense increased $167,000 and $392,000 for the current three-month and nine-month periods compared to the same periods in 1994 due to increased debt, higher interest rates and less interest capitalization due to reduced construction activity.

Significant current and deferred income tax benefits were recognized for the current three-month and nine-month periods as a result of restructuring charges and operating losses. Income tax assets were recognized for these benefits based upon tax loss carry back opportunities and the Company's long history of taxable income. No tax benefits were currently recognized for the write down of assets in Mexico.

Due to restructuring charges, weak sales and other factors discussed above, the Company reported a net loss of $5,873,000 for the nine-month period ended June 30, 1995 compared to net earnings of $1,683,000 for the same period last year. These results were far below the expectations of both management and the investment community, including those viewpoints expressed on Page 6 of the Company's annual report under the caption "What Wall Street Says About Pancho's Mexican Buffet"(1). Management believes that appropriate actions are being taken to return the Company to consistent profitability. However, the restaurant industry is intensely competitive, and the Company's future earnings will largely depend on its ability to generate a sustained improvement in sales.


Other Uncertainties and Trends

Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. The Company has substantially completed construction of the building and installation of equipment for its planned restaurant in Guadalajara, Mexico, but has delayed the restaurant opening to make adjustments in menu and purchasing plans due to the high cost of imported food products in Mexico following the devaluation.

Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's planned restaurant operations, and, accordingly, an impairment charge of $812,000 was recorded during the quarter ended June 30, 1995. See Note 2 to consolidated condensed financial statements.

However, the long-term impact of this economic crisis on the Company's planned restaurant operations is difficult to estimate.
The Company has invested $1.5 million in this restaurant and expects that an additional $200,000 investment will be required. If the Company's restaurant performs below current projected levels, additional operating, impairment or restaurant closing losses could be recognized in future periods. Future Company restaurant development in Mexico will depend upon the success of the Guadalajara restaurant.

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

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits Required by Item 601 of Regulation S-K

           Exhibit
           Number

            2       Not applicable
            4       Not applicable
           10(r)    Second Amendment to Revolving Credit and Term
                    Loan Agreement dated May 9, 1995, between PMB
                    Enterprises West, Inc. and First Interstate Bank
                    of Texas, N.A.
           11       Not required--explanation of net earnings (loss) per share computation is contained in notes to consolidated condensed financial statements.
           15       Letter re: unaudited interim financial
                      information
           18       Not applicable
           19       Not applicable
           22       Not applicable
           23       Not applicable
           24       Not applicable
           27       Financial Data Schedule

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1995

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PANCHO'S MEXICAN BUFFET, INC.




      August 11, 1995          /s/ HOLLIS TAYLOR
                               Hollis Taylor, President and Chief Executive
                               Officer (Principal Executive Officer)


      August 11, 1995          /s/ DAVID ODEN
                               David Oden, Vice President, Treasurer,
                               Chief Financial Officer and Assistant Secretary
                               (Principal Financial and Accounting Officer)