Form 10-K
period 1995-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1995-12-11
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

        COMMISSION FILE NO. 0-4678

                         PANCHO'S MEXICAN BUFFET, INC.

             (Exact name of registrant as specified in its Charter)

                   DELAWARE                                      75-1292166
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

     3500 NOBLE AVENUE, FORT WORTH, TEXAS                           76111
   (Address of principal executive offices)                      (Zip Code)

                   831-0081                                          817
        (Registrant's telephone number)                          (Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                         YES   /X/     NO / /

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON NOVEMBER 30, 1995, BASED ON THE ACTUAL STOCK PRICE ON SUCH DATE WAS $8,746,630.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30,
1995:..................................................................4,397,559

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 24, 1996, IS INCORPORATED BY REFERENCE IN PART III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     The Company, Pancho's Mexican Buffet, Inc. and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet restaurant chain serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria, because it's "all-you-can-eat" at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant once a diner is at the table. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For more service, a diner simply raises the small flag on the table. The Company currently operates 65 restaurants located in the states of Texas (48), Louisiana (6), Arizona (5), Oklahoma (3) and New Mexico (2), and one in Guadalajara, Mexico.

     Three new restaurants were opened in fiscal 1995, compared to nine in 1994 and three (including one relocation) in 1993.

     The Company opened its Guadalajara, Mexico restaurant in October, 1995. This operation is the result of a joint venture between the Company and one of its non-employee directors to test the Mexican market for possible expansion. No other new restaurants are currently planned, as management intends to focus on improving sales and profitability and reducing debt.

     In June 1995, following declining sales and net operating losses in the first two quarters of 1995, the Company adopted a restructuring plan in an effort to return to profitability. The plan included closing nine underperforming restaurants and writing down assets at seven restaurants operating at lower sales volumes and at the Company's constructed but then-unopened restaurant in Guadalajara, Mexico. Consistent with ongoing efforts to improve operating margins, three other restaurants were closed during the year, and two locations formerly operated as Emiliano's Buffet Mexicano restaurants were re-opened as Pancho's Mexican Buffets.

     Jesse Arrambide, a Company founder, developed and opened the first Pancho's Mexican Buffet in El Paso, Texas in 1958. The Company was organized under the laws of the State of Delaware in December 1968 to succeed to the business operated by predecessor corporations which were merged into the Company on January 23, 1969. The Company's principal offices are located at 3500 Noble Avenue, Fort Worth, Texas 76111 (telephone number [817] 831-0081).

BUSINESS DEVELOPMENT

     The Company's long-term strategy in the United States (U.S.) is to expand Pancho's Mexican Buffet within the Company's existing five-state market and other contiguous states. The Company intends to concentrate on the development of existing markets to reduce its supervision expense as a percentage of sales and to improve the Company's competitive position, marketing potential and profitability. There can be no assurance that the Company will be able to achieve these objectives. The Company has no plans for franchising in the U.S.; however, two Pancho's are currently being operated under license agreements. Depending on the success of the Guadalajara restaurant, the Company will consider further development in Mexico.

     The most important factors in selecting new locations are the demographics of the immediate market area within a radius of three to four miles and the occupancy cost of the proposed restaurant. The Company's experience indicates that it is relatively immaterial whether the location is free-standing or in a mall or shopping center. Senior management inspects each restaurant site prior to its acquisition. The Company has developed prototypes of both a free-standing building design and a shopping center space design to enhance site flexibility. In its restaurants, the Company maintains distinctive styling and colorful decor using authentic artifacts in a Mexican motif.

     The objective of the Pancho's concept is to combine the serving speed and economy of cafeteria-style service within an environment typical of table service restaurants. The customer selects and is served food and beverage items from the serving line. When the patron is seated a uniformed employee serves chips, hot sauce, sopaipillas (Mexican bread), beverage refills and second helpings on request for the "all-you-can-eat" patrons. This is a unique variation of the traditional cafeteria concept, providing full table service once a customer has completed selection from the service line. During fiscal 1993, the Company added self-service soup/salad bars and dessert bars to provide greater food variety and value.

RESTAURANT OPERATIONS

     The Company's restaurants serve continuously from 11:00 a.m. to 9:00 p.m. seven days a week. The restaurants are family-oriented and are designed to match serving-line service speed (three to three and one half patrons per minute) to seating capacity for optimum utilization of space and return on investment. Older Pancho's average approximately 7,300 square feet and seat 180 to 200. New restaurants, and higher volume restaurants in which seating capacity has recently been expanded, average approximately 9,000 square feet and seat 240 to
300. A typical new restaurant in a strip shopping center costs about $900,000 to $1,000,000 to develop, including equipment and leasehold improvements. Free-standing units cost from $1.5 million to $1.9 million for land, building and equipment.

     In addition to the "all-you-can-eat" buffet, the menu includes competitively-priced limited-selection plates (the Super Combo value meal), fajitas, a taco salad, soup/salad bar, and a child's plate. Children five years of age and under are served any three items free. Senior citizens who belong to Pancho's Seniors Club are given a 10% discount on their personal purchases. Beverages are priced separately. All menu items include the soup/salad bar and dessert bar.

     About 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, enchiladas (five kinds), red chili stew, green chili stew, chili rellenos, chili con queso, three kinds of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Beverages are also available. Alcoholic beverages are served in 43 restaurants and accounted for 0.9% of the Company's sales for the year ended September 30, 1995. Pancho's restaurants offer food to go, which accounted for 8.8% of sales for the year ended September 30, 1995.

     The Company has standard procedures for customer service, sanitation, food preparation and other operational matters. Each restaurant is under the direction of a general manager, associate manager and production manager (chef). Additionally, higher volume units have a first assistant manager who typically has completed the Company's formal Manager Training Program. The basic three manager team participates in an incentive compensation program based upon sales and profitability of their specific restaurant. Company Area Managers and Production Supervisors inspect the restaurants regularly and assist the unit management to assure compliance with quality standards set by the Company. They also participate in incentive compensation geared to the restaurant group for which they are responsible. Depending on the size of the restaurant and the time of the year, each Pancho's will have from 30 to 90 employees.

     Special attention is directed to personnel planning for new restaurants. "Blue Ribbon Teams" who assist in the opening of new restaurants are selected from existing restaurants on the basis of superior employee performance in all categories of restaurant operations. This program permits recognition of employee performance and ensures immediate compliance with Company standards of service in newly-opened restaurants.

MARKETING AND ADVERTISING

     The Company has conducted extensive marketing studies to identify the potential customer. In fiscal 1993, with data from the marketing studies, the Company developed specifically focused television advertising programs which contributed to a comparable-store sales increase of 11.1% for the fourth quarter of 1993. Comparable-store sales continued this positive trend into 1994, increasing 14.3%, 15.1% and 9.2%, respectively, for the first three quarters of fiscal 1994. However, comparable-store sales decreased 6.2% in the fourth quarter of fiscal 1994 due to fierce price competition and unusually strong sales in 1993.

     Negative same store and average store sales trends continued in each quarter of fiscal 1995. In the first quarter of 1996, the Company announced the appointment of a new advertising agency to develop a new advertising program for 1996. The Company has developed new local marketing programs based on discounts and couponing to improve store traffic and bring in new customers. An employee motivational program has been implemented in 1996 to reinforce customer service goals.

     The Company's market is believed to consist primarily of lower and middle income families and younger, white-collar patrons. The Company's marketing and advertising, other than broadcast media, is handled primarily in-house, and is conducted in the immediate geographical area of its restaurants. Restaurant managers are encouraged to participate in community affairs and, with the assistance of the general office, to cater school, church and other community events. There is a birthday club for children under twelve which serves the child free on his or her birthday and also provides a free pinata for the birthday celebration. A senior citizens program includes registered membership that entitles the member to a 10% discount.

PURCHASING AND DISTRIBUTION

     The Company owns a warehouse and cold storage facility located at its headquarters in Fort Worth, Texas. Until September 1994, grocery products and supplies were distributed to the Company's restaurants from the Fort Worth location.

     In July 1994, the Company entered into an agreement with The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. This agreement provided immediate benefits through increased delivery frequency at lower cost and decreased investment in inventory. SYGMA's nationwide distribution network will also allow the Company to develop new markets without capital investments to expand an internal distribution system. The SYGMA Network is a subsidiary of SYSCO Corporation, the nation's largest food service, marketing and distribution organization with $11 billion in annual sales. The SYGMA Network specializes in distribution for restaurant chains.

     Most fresh produce and dairy products are purchased locally. The Company believes that its system of central purchasing and distribution is critical to control of product cost and quality and permits restaurant managers to concentrate on quality of food preparation and customer service.

HUMAN RESOURCES

     On September 30, 1995, the Company had about 3,321 employees, of whom 74 were corporate personnel, 3,230 were employed in restaurants and 17 were employed in maintenance and construction.

     The Company considers its employee relations to be good and believes that its restaurant manager turnover rate is lower than the industry average. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

COMPETITION

     All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant's control, including changes in population, traffic patterns and economic conditions. The Company's restaurants compete with a wide variety of value-priced and "all-you-can-eat" restaurants, ranging from national and regional restaurant chains to locally-owned restaurants. The Company believes that its principal competitive strengths lie in the distinctive atmosphere and food presentation, in the value, variety and quality of food products served and in the strength of the Pancho's Mexican Buffet name.

ITEM 2. PROPERTIES

     The Company owns a combination general office/warehouse building located at 3500 Noble Avenue, Fort Worth, Texas. The headquarters facility consists of general offices and freezer space of about 194,000 cubic feet and warehouse dry storage of approximately 31,400 square feet. The Company also owns land (85,500 sq. ft.) and a warehouse building (25,000 sq. ft.) adjoining its present general office/warehouse property and land (42,600 sq. ft.) located at 3565 McCart Street, Fort Worth, Texas. The Company plans to sell or lease the McCart Street property.

     The sites of thirteen operating restaurants are owned by the Company. Fifty-two operating restaurants are occupied pursuant to lease agreements which have varying expiration dates into the year 2007. At September 30, 1995, the Company had remaining lease obligations on six closed Pancho's Mexican Buffet restaurant locations. As of November 30, 1995, one of these locations was subleased, and the Company is seeking to sublease three other sites, for which the lease terms expire in 1999 and 2003. The lease terms for the two other closed sites expire in December 1995 and February 1996. Leases typically provide for a minimum rental based on the cost of improvements provided by the lessor and a maximum rental based upon the gross sales of the facility. The Company does not deem any individual restaurant lease to be significant in relation to its overall operations.

     The Company has leased its Fort Worth cold storage facility to a food manufacturing concern whose chairman and chief executive officer is a non-employee director of the Company. The remainder of the space formerly occupied by the Company's internal distribution operation is currently used for equipment and document storage, and is being held for future office expansion.

     Substantially all of the equipment and furniture used in the operation of the restaurants and the headquarters facility are owned by the Company.

     Information as to restaurant locations is set forth below:

ARIZONA:                      TEXAS:                        Irving
Mesa                          Abilene                       Killeen
Phoenix-3                     Amarillo                      League City
Tucson                        Arlington-3                   Lewisville
                              Baytown                       Longview
LOUISIANA:                    Beaumont                      Lubbock
Baton Rouge                   Burleson                      McAllen*
Bossier City                  Carrollton                    Mesquite
Chalmette                     College Station               North Richland Hills
Lafayette                     Conroe                        Pasadena
Metairie                      Corpus Christi*               Plano
Shreveport                    Dallas-4                      Richardson
                              Denton                        San Antonio-2
MEXICO:                       El Paso-2**                   Sherman
Guadalajara                   Euless                        South Houston
                              Fort Worth-3                  Texarkana
NEW MEXICO:                   Galveston                     Tyler
Albuquerque-2                 Garland                       Waco
                              Houston-6                     Windcrest
OKLAHOMA:                     Humble
Oklahoma City-2
Tulsa


---------------

 * Operated by licensees

** Operated by A&A Foods

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                     POSITION AND OFFICE                PERIOD OF
      NAME                             WITH REGISTRANT               PRESENT OFFICE        AGE
------------------------------  ------------------------------  -------------------------  ---
Jesse Arrambide, III..........  Chairman of the Board and       Since December 9, 1994     43
                                  Chief Operations
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Hollis Taylor.................  Director and President and      Since August 10, 1979      59
                                  Chief Executive
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Samuel L. Carlson.............  Director and Senior Vice        Since December 21, 1988    59
                                  President, Administration
                                  and Secretary -- also
                                  Director and officer of
                                  subsidiary companies
Brad Fagan....................  Vice President, Treasurer,      Since September 29, 1995   36
                                  Controller and Assistant
                                  Secretary -- also Director
                                  and officer of subsidiary
                                  companies

     Jesse Arrambide, III has been Director since 1977 and was Vice President, Operations from November 1984 to August 1993. He has been Chairman of the Board of Directors since August 1993, and Chief Operations Officer since December 1994.

     Hollis Taylor has been Director since March 1974. He has been President and Chief Executive Officer since August 1979.

     Samuel L. Carlson has been Director since November 1993. He has been Senior Vice President, Administration and Secretary since December 1988.

     Brad Fagan has been Vice President, Treasurer and Assistant Secretary since September 1995 and Controller since December 1991. Mr. Fagan, a certified public accountant, was Controller of Staffing Services, Inc. from July 1989 through April 1991. He was a corporate audit supervisor for PepsiCo, Inc. from May 1985 through July 1989, and worked for the accounting firm of Arthur Andersen & Co. from July 1983 to May 1985.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The Company's common stock is traded over-the-counter in the National Association of Securities Dealers, Inc. (NASDAQ) National Market System, under the symbol "PAMX." On November 30, 1995, the number of record holders was about 630 and the Company estimates that on that date there were an additional 1400 beneficial owners. The following table sets forth the quarterly high and low closing prices of the common stock, as reported by NASDAQ, for the calendar quarters indicated.

                          FISCAL QUARTER ENDED                          HIGH         LOW
    -----------------------------------------------------------------  -------     -------
    December 31, 1993................................................  $12.250     $ 8.875
    March 31, 1994...................................................   12.750      10.250
    June 30, 1994....................................................   12.750       7.250
    September 30, 1994...............................................   10.000       7.875
    December 31, 1994................................................    9.625       6.375
    March 31, 1995...................................................    7.000       5.250
    June 30, 1995....................................................    5.625       3.875
    September 30, 1995...............................................    4.250       3.188

COMMON STOCK DIVIDENDS

     The Company has paid cash dividends for the past 16 years. In 1995, cash dividends were $.105 per share. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the five fiscal years ended September 30, 1991 through 1995 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                           YEARS ENDED SEPTEMBER 30,

                                            1995        1994        1993        1992        1991
                                           -------     -------     -------     -------     -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales....................................  $80,893     $86,062     $75,968     $73,106     $73,586
                                           -------     -------     -------     -------     -------
Costs and Expenses:
  Food costs.............................   22,910      23,347      20,956      19,727      19,331
  Restaurant labor and related
     expenses............................   30,400      30,806      27,256      25,896      26,557
  Restaurant operating expenses..........   18,376      19,134      16,014      14,576      17,894
  Depreciation and amortization..........    4,512       4,420       3,635       3,354       3,783
  General and administrative expenses....    5,547       5,475       5,203       5,234       5,166
  Restructuring charges..................    7,572        (264)                              6,425
                                           -------     -------     -------     -------     -------
          Total..........................   89,317      82,918      73,064      68,787      79,156
                                           -------     -------     -------     -------     -------
Operating Income (Loss)..................   (8,424)      3,144       2,904       4,319      (5,570)
Interest Expense.........................     (590)        (34)
Other, Including Interest Income.........      309          66         147          73          41
                                           -------     -------     -------     -------     -------
Earnings (Loss) Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle...................   (8,705)      3,176       3,051       4,392      (5,529)
Provision (Benefit) for Income Taxes.....   (3,343)      1,101         937       1,470      (2,003)
                                           -------     -------     -------     -------     -------
Net Earnings (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle..............................   (5,362)      2,075       2,114       2,922      (3,526)
Cumulative Effect of Change in Accounting
  for Income Taxes.......................                              722
                                           -------     -------     -------     -------     -------
Net Earnings (Loss)......................  $(5,362)    $ 2,075     $ 2,836     $ 2,922     $(3,526)
                                           =======     =======     =======     =======     =======
Cash Dividends...........................  $   462     $ 1,056     $ 1,051     $   916     $   719
                                           =======     =======     =======     =======     =======
Per Share Data:
  Net earnings (loss) before cumulative
     effect of change in accounting
     principle...........................  $ (1.22)    $   .47     $   .48     $   .67     $  (.83)
  Net earnings (loss)....................    (1.22)        .47         .64         .67        (.83)
  Cash dividends.........................     .105         .24         .24         .21         .17
At Year End:
  Total assets...........................  $44,387     $49,159     $43,092     $40,987     $38,231
  Long-term debt.........................    8,705       5,840
  Stockholders' equity...................   26,988      33,155      31,783      30,777      28,550
  Number of restaurants..................       64          72          66          64          66

---------------

(1) Restaurant operating expenses for fiscal year 1991 includes an insurance provision of $2,664,000 before income taxes, principally for retrospective insurance premiums related to insurance claims under the Texas Workers' Compensation Act for policy (calendar) years prior to 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated: (i) items in the consolidated statements of operations as a percentage of sales; (ii) average restaurant sales; and (iii) the number of restaurants open at the end of each period.

                                                                       PERCENTAGE OF SALES
                                                                    YEARS ENDED SEPTEMBER 30,
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Sales............................................................   100.0%     100.0%     100.0%
                                                                   ------     ------     ------
Costs and Expenses:
  Food Costs.....................................................    28.3       27.1       27.6
  Restaurant labor and related expenses..........................    37.6       35.8       35.9
  Restaurant operating expenses..................................    22.7       22.2       21.1
  Depreciation and amortization..................................     5.6        5.1        4.8
  General and administrative expenses............................     6.8        6.4        6.8
  Restructuring charges..........................................     9.4       (0.3)
                                                                   ------     ------     ------
          Total..................................................   110.4       96.3       96.2
                                                                   ------     ------     ------
Operating Income (Loss)..........................................   (10.4)       3.7        3.8
Interest Expense.................................................    (0.7)
Other, Including Interest Income.................................     0.3                   0.2
                                                                   ------     ------     ------
Earnings (Loss) Before Income Taxes and Cumulative Effect of
  Change in Accounting Principle.................................   (10.8)       3.7        4.0
Provision (Benefit) for Income Taxes.............................    (4.2)       1.3        1.2
                                                                   ------     ------     ------
Net Earnings (Loss) Before Cumulative Effect of Change in
  Accounting Principle...........................................    (6.6)       2.4        2.8
Cumulative Effect of Change in Accounting for Income Taxes.......                           0.9
                                                                   ------     ------     ------
Net Earnings (Loss)..............................................    (6.6)%      2.4%       3.7%
                                                                   ======     ======     ======
Average Sales (In Thousands) for Restaurants Open Throughout the
  Period.........................................................  $1,190     $1,219     $1,127
Number of Restaurants Open at End of Period......................      64         72         66

  Fiscal 1995 Compared To Fiscal 1994

     Sales decreased $5,169,000 (6.0%) for fiscal 1995 versus 1994 due to lower comparable store sales, restaurant closings and outsourcing the Company's grocery distribution operation in September 1994. In response to declining sales, a corporate restructuring closed nine restaurants and wrote down assets at eight others, and new unit growth was cut from nine in 1994 to 3 in 1995.

     Comparable store sales (sales for restaurants open all of fiscal 1995 and 1994) were down 11.5% in 1995, compared to an increase of 7.6% in 1994. Fiscal 1994 comparable store sales reflect record increases due to the addition of soup/salad and dessert bars, effective television advertising and a December 1993 price increase. By September 30, 1995, the Company had reported 15 consecutive months of comparable store sales declines versus prior year months, which followed 13 consecutive months of increases through June 1994.

                       COMPARABLE-STORE SALES BY QUARTER

                                                            1995       1994      1993
                                                            -----      -----     -----
        1st Quarter.......................................  - 9.6%     +14.3%    + 0.3%
        2nd Quarter.......................................  -11.3      +15.1     - 3.7
        3rd Quarter.......................................  -11.8      + 9.2     - 0.6
        4th Quarter.......................................  -11.7      - 6.2     +11.1
             Fiscal Year..................................  -11.5      + 7.6     + 2.7

     In June 1995, following declining sales and net operating losses in the first two quarters of 1995, the Company adopted a restructuring plan in an effort to return to profitability. The plan included closing nine underperforming restaurants and writing down assets at seven restaurants operating at lower sales volumes and at the Company's constructed but then-unopened restaurant in Guadalajara, Mexico.

     The nine restaurants closed in the June 1995 restructuring had sales of $4,652,000 in 1995 and $7,512,000 in 1994, a decrease of $2,860,000. Those closed locations had average sales of $835,000 in 1994, well below the Company averages for restaurants open throughout the year of $1,190,000 and $1,219,000 in 1995 and 1994, respectively.

     Two restaurants were closed in the last quarter of fiscal 1994 and two were closed in the first quarter of fiscal 1995, in the regular course of eliminating under-performing locations. Those closings represent a 1995 sales decrease of $2,520,000 versus 1994. One location that was written down in the restructuring was permanently closed at the end of business on September 30, 1995.

     The 12 locations closed in 1995 totaled $5,430,000 in sales in 1995. Those units averaged $806,000 in sales in 1994, and had low or negative earnings and cash flow. No other closings are currently planned, but management will continue to evaluate operating margins and consider closing other locations based on operating results and cash flow.

     The 12 restaurants opened in fiscal years 1995 and 1994 contributed $9.1 million of revenue in 1995, and a price increase in December 1993 added about $839,000 to sales in 1995.

     Management believes that the number of restaurants competing for business has grown faster than consumer spending on restaurant food, causing an industry-wide decline in comparable store sales volumes. Management believes that this over-built condition has recently led a number of chains to close restaurants and reduce expansion.

     Pancho's declining sales squeezed operating margins and cash flows, putting some Pancho's locations below acceptable levels and leading to the restructuring and restaurant closings. Even after the recent closings cut low volume locations, declining same store and average store sales continue to be a major concern. Fourth quarter average store sales in restaurants open the entire quarter were down 4.1%, to $297,000 in 1995 versus $309,000 in 1994.

     To reverse the sales declines, the Company is launching initiatives led by development of new advertising and marketing campaigns with a new advertising agency. Management is also emphasizing active local store marketing programs. An employee motivational program has been implemented to reinforce quality customer service goals.

     Company management is studying customer feedback and market trends to develop further methods to respond to consumer wants and stimulate sales. Minor and major changes to food preparation and offerings, service approach, pricing and market positioning are being evaluated for sales and earnings potential.

     Food cost increased 1.2% of sales in 1995 due to recipe and food offering changes combined with higher prices for chicken, cheddar cheese, produce, shortening and paper. Food offerings, preparation methods and recipes were changed in the fiscal third quarter to improve quality and preserve variety while lowering product cost. The benefits of these changes and seasonally lower produce prices were realized in the fourth quarter of fiscal 1995, as food cost decreased 1.2% of sales from the third quarter of 1995, and was up only 0.3% versus fourth quarter 1994.

     Restaurant labor and related expenses increased 1.8% of sales in 1995. An increase of 3.2% in average hourly pay rates caused an increase in labor cost of 0.8% of sales; however, sharply lower comparable-store sales raised labor costs as a percentage of sales in established restaurants, and typically higher labor costs in new restaurants contributed to the increase.

     Pancho's prepares a large quantity and variety of fresh food in small batches throughout the day and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service and food preparation makes it difficult to reduce labor costs in proportion to recent sales declines, as staffing cannot be reduced below certain levels to maintain Pancho's standards for service and sanitation.

     The Company has implemented a labor control program which includes variable scheduling guidelines with close supervisory review and follow-up of exceptions. Computerized labor scheduling and time and attendance tools were in 38 locations by yearend. Despite management focus on labor costs in 1995, increases as a percentage of sales continued. Management will continue to emphasize reducing labor costs in relation to sales by evaluating processes and procedures, monitoring results and modifying schedules.

     Lower sales caused restaurant operating expenses to increase 0.5% of sales in 1995, despite spending $758,000 less. Advertising expenditures were reduced by $597,000 when it was estimated that the benefits of additional advertising would not exceed the cost. Fourth quarter 1995 operating costs were down 1.9% of sales versus prior year because advertising costs decreased 1.3% of sales and 1994 included a $250,000 (.3% of sales) charge to close the Company's internal distribution operation.

     The asset write downs and restaurant closings under the restructuring helped reduce fourth quarter 1995 depreciation and amortization $123,000 compared with fourth quarter 1994 and $112,000 compared with the third quarter of 1995. For the year, depreciation and amortization was up $92,000 due to the opening of three new restaurants in fiscal 1995 and nine new units in fiscal 1994, and remodeling and equipment upgrades throughout both years.

     General and administrative expenses increased 0.4% of sales in 1995 due to lower sales and a 0.1% of sales increase in dollars spent.

     Under the restructuring plan, a pre-tax restructuring charge of $7,572,000 was recorded for the closing of nine restaurants and the impairment of eight others, including the one in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Note 10 to consolidated financial statements for more information.

     During the first quarter of fiscal 1994, the Company reported a pre-tax benefit of $264,000 related to a reevaluation of previously established restructuring reserves. The reevaluation resulted from the sale of a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and the sublease of a closed restaurant location in Littleton, Colorado.

     Interest expense increased $556,000 in 1995 due to increased debt, higher interest rates and less interest capitalization due to reduced construction activity. These conditions are expected to continue in fiscal 1996, causing continued high interest expense, although the Company plans to pay down debt to reduce interest costs as cash flow permits.

     Due to restructuring charges, weak sales and other factors discussed above, the Company reported a net loss of $5,362,000 for 1995, compared to 1994 net earnings of $2,075,000. These results were far below the expectations of management and the investment community, including those viewpoints expressed on Page 6 of the Company's fiscal 1994 annual report under the caption "What Wall Street Says About Pancho's Mexican Buffet"(1). Management believes that appropriate actions are being taken to return the Company to consistent profitability. However, the restaurant industry is intensely competitive, and the Company's future earnings will largely depend on its ability to generate a sustained improvement in sales.

---------------

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

  Provision for Income Taxes

     The effective tax rate in fiscal 1995 was a benefit of 38.4% compared to provisions of 34.7% and 30.7% for 1994 and 1993, respectively. Based on its 1995 tax loss, the Company used tax planning to maximize the benefit rate for 1995, as opposed to minimizing provision rates for 1994 and 1993. As shown in Note 5 to the consolidated financial statements, the 1995 rate is higher than prior years due to significant employer tax credits and state net operating losses
(NOLs). The 1993 rate was unusually low, due primarily to effective state tax strategies.

     Significant current and deferred income tax benefits were recognized for 1995, resulting primarily from the restructuring charges and operating losses. Income taxes receivable and deferred tax assets were recorded for these benefits based on tax loss carry back opportunities and the Company's long history of and expected future taxable income. No tax benefits were currently recognized for the write down of assets in Mexico.

     The income tax receivable of about $1.2 million is expected to be received in March 1996.

     Net deferred tax assets increased to $3,202,000 at September 30, 1995 versus $1,146,000 at September 30, 1994. The increase is due in part to the Company's tax loss, which increased the federal alternative minimum tax carryforwards and the federal employer tax credit carryforwards, as well as the state NOL carryforwards. The restructuring charge and asset write downs created temporary book-tax differences for restructuring reserves and fixed asset basis differences. Note 5 to the consolidated financial statements identifies the components of the deferred tax assets and liabilities.

     The deferred federal tax assets totaled $2,594,000 at September 30, 1995. Of that amount, $303,000 were employer tax credits which expire in fiscal years 2009 through 2010. No other deferred federal tax assets have expiration dates.

     State deferred tax assets were $608,000 at September 30, 1995. State NOL carryforwards which expire September 30, 2000 represent $249,000 of those deferred tax assets. Another $98,000 in deferred tax assets based on state NOL carryforwards expire in fiscal years 2003 through 2010. No other state deferred tax assets have expiration dates.

     The Company believes it will realize substantial benefits from the use of federal employer tax credits and state NOL carryforwards to reduce future federal and state income tax liabilities. If the Company's results of operations continue to decline or fail to timely achieve levels necessary to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income.

  Liquidity and Capital Resources

     The Company's current ratio was 0.8 to 1 at September 30, 1995, up 0.1 compared to September 30, 1994. Cash equivalents decreased $462,000 during the year to a balance of $1,199,000 at yearend, as capital spending exceeded cash provided by operating and financing activities. The current ratio improved slightly because yearend accounts payable for capital projects decreased over $1 million from 1994.

     At September 30, 1994, cash equivalents had increased to $1.7 million from $1.6 million at September 30, 1993. Long-term debt of $5.8 million was added in 1994 to fund new restaurant construction, restaurant expansions and equipment upgrades.

     Operating activities provided net cash of $3,464,000 in fiscal 1995. The 1995 loss included a pre-tax, largely non-cash restructuring charge of $7,572,000 for restaurant closings and impairments. The 1995 loss also included non-cash income tax benefits of $3,343,000 included in income taxes receivable and deferred tax assets. Operating cash flow decreased due largely to the decline in profitability.

     Net cash provided by operating activities increased $595,000 in fiscal 1994 to $6.9 million, despite lower earnings in 1994 compared to 1993. A $1.6 million decrease in inventory was partially responsible for the improvement. In July 1994, the Company entered into an agreement with The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. This agreement provided immediate benefits through increased delivery frequency at lower cost and decreased investment in inventory. SYGMA's nationwide distribution network will also allow the Company to develop new markets without capital investments to expand an internal distribution system. In 1994, the Company's internal distribution center had outside sales of $881,000 which will not recur.

     Investing activities used $6.4 million in 1995 versus $12.0 million in 1994 and $9.0 million in 1993. Cash invested in property additions was $7 million, $13 million and $9 million in 1995, 1994 and 1993, respectively. Cash was used to build new restaurants, remodel existing restaurants, install restaurant computer systems and pay accrued construction costs from the prior year. Three new Pancho's Mexican Buffet restaurants, in Pasadena, Baytown and Galveston, Texas, were opened in 1995 and two former Emiliano's Buffet Mexicano restaurants were reopened as Pancho's Mexican Buffets. Nine new restaurants were opened in 1994 compared to three, including one relocation, in 1993. During 1993, Soup/Salad Bars and Dessert Bars were added to Company restaurants.

     The Company is engaged in a joint venture to operate a restaurant in Guadalajara, Mexico which opened in October, 1995 (see "Other Uncertainties and Trends"). No other new restaurants are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and install restaurant computer systems will continue within the constraint of available operating cash flow.

     In 1995, the Company sold a restaurant site in Colorado for $290,000, and sold a closed restaurant building to the landowner for $175,000 and termination of the ground lease. In 1994, the Company sold a restaurant site purchased for expansion in Florida, and a closed restaurant location in Colorado was subleased and related leasehold improvements and some equipment were sold for $200,000.

     Financing activities provided cash of $2,478,000 in 1995 based primarily on net long term borrowings of $2,865,000 less the payment of quarterly cash dividends.

     Net cash provided by financing activities totaled $5.3 million in 1994. Significant financing activities included $5.8 million in net long-term borrowings under a bank credit line and $1.1 million used to pay dividends in 1994.

     In February 1995, the Company's revolving credit and term loan agreement ("Loan Agreement") with a bank was amended to increase the revolving credit line to $12 million through December 31, 1995 and extend its termination date to March 1, 1997. The credit limit reverts to $10 million effective January 1, 1996. At September 30, 1995, the Company had $3,420,000 available under the line.

     The Company's Loan Agreement includes various financial covenants. Due to the net losses incurred by the Company in each of the first three quarters of fiscal 1995, the Company violated certain of those covenants. The bank has subsequently granted permanent waivers for each of those past covenant violations. However, to obtain the waivers, the Company agreed to collateralize the loan with substantially all of its assets. The Company was in compliance with the loan covenants for July 1995 through October 1995.

     Management is taking steps to ensure that the Company will be able to comply with all of the Loan Agreement covenants in the future. However, if the bank refused to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 30 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

     On November 3, 1995, the Company's board of directors declared a $.015 per common share quarterly cash dividend, to be paid December 12, 1995 to holders of record on November 28, 1995. During fiscal 1995, the dividend was reduced from a quarterly rate of $.06 per share to $.015 per share due to the Company's recent financial performance. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

  Fiscal 1994 Compared to Fiscal 1993

     New restaurants and strong comparable-store sales during the first three quarters of 1994 increased sales for the year $10.1 million, or 13.3%, to $86.1 million. Average sales in restaurants open throughout the year rose 8.2%.

     Restaurants opened in 1994 and 1993 contributed $5.4 million of the 1994 sales increase. Nine new restaurants were opened in Texas in 1994 and two were opened in 1993.

     Comparable-store sales (sales for restaurants open all of 1994 and 1993) increased 7.6% in 1994. Additional sales were generated by television advertising, new menu enhancements, including Soup/Salad Bars and Dessert Bars, and a 6.7% price increase in December 1993. By July 1993, the Company had completed most of its restaurant conversion program and launched an aggressive, chain-wide television advertising campaign, thereby boosting comparable-store sales 11.1% for the fourth quarter of 1993. Comparable-store sales continued this positive trend into 1994, increasing 14.3%, 15.1% and 9.2%, respectively, for the first three quarters of the year.

     However, comparable-store sales decreased 6.2% in the fourth quarter of 1994 due to fierce price competition combined with unusually strong sales in 1993. To immediately boost sales, a new $3.99 Super Combo value meal was introduced in all restaurants in late October, and a television campaign was launched to communicate this great value to customers.

     Consistent with ongoing efforts to improve operating margins, two older restaurants were closed during the year and an Emiliano's Buffet Mexicano restaurant opened in December 1993 was temporarily closed for conversion to a Pancho's Mexican Buffet. In October 1994, two restaurants were closed and the locations subleased. None of these closings had a material impact on 1994 earnings. Sales in the four restaurants permanently closed totaled $2,527,000 in 1994.

     Food cost decreased 0.5% of sales due to continued stable wholesale food costs and a price increase in December 1993.

     Labor and related costs decreased 0.1% of sales. Restaurant salaries and wages increased 0.7% of sales, due largely to higher cost in the fourth quarter caused by the opening of five new restaurants during the summer, and lower sales in established restaurants. The increase in salaries and wages was offset by reductions in related-costs, primarily accrued costs for workers' compensation and employee injury benefits. Safety and cost control programs continued to reduce injury liability costs below expected levels. Accrued insurance costs were reduced a total of $714,000 for employee injury liability costs in the second, third and fourth quarters.

     Restaurant operating costs increased 1.1% of sales. Advertising costs increased $864,000 to 3.2% of sales compared to 2.5% of sales in 1993, due largely to a full year of chain-wide television advertising in 1994. Restaurant maintenance costs increased 0.5% in 1994.

     Depreciation and amortization was up 0.3% of sales on an increase of $785,000 somewhat mitigated by the sales increase. Additional depreciation and amortization resulted from the completion of new restaurants, installation of soup/salad and dessert bars in all restaurants, POS system upgrades and restaurant remodels and expansions.

     General and administrative expenses decreased 0.6% of sales, with higher sales offsetting increases in insurance costs and start-up amortization.

     Restructuring reserves of $264,000 were reversed in December 1993 following the sale of a restaurant site in Florida and the subleasing of a property in Colorado.

     The Company incurred interest expense for the year of $34,000, net amounts capitalized.

     Other, including interest income decreased $81,000, primarily due to a reduction in cash available for investment as cash was used for capital projects.

  Seasonality

     The Company's business is seasonal. Traditionally, sales are higher in summer months, when students are not attending school.

  Impact of Inflation

     In the restaurant business, food, labor, and labor related costs are the major cost factors that effect profits. Many of the Company's employees are paid wages related to the statutory minimum wage and any increase in the minimum wage would increase the Company's cost. Also, most of the Company's leases require the payment of percentage rentals based on revenues, which along with taxes, repairs and maintenance, utilities and insurance are subject to inflation. The Company expects to be able to offset the effects of inflation through occasional price increases and savings due to volume purchasing.

     The Secretary of Labor and some congressional leaders have proposed a significant increase in the federal hourly minimum wage, from the current $4.25 to $4.75 or more Management cannot predict the likelihood of passage of such legislation or its effect on the Company.

  Other Uncertainties and Trends

     In recent years, there has been accelerated development of value-priced menus and "all-you-can-eat" restaurant offerings. Pancho's Mexican Buffet has operated as a value-priced, "all-you-can-eat" concept for over 29 years and expects to compete effectively.

     Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant operations, and, accordingly, an impairment charge of $812,000 was recorded in the quarter ended June 30, 1995. See Note 10 to the consolidated financial statements.

     The Company has invested $1.7 million in the Guadalajara restaurant and expects that an additional $200,000 investment will be required. If the restaurant performs below projected levels, additional operating, impairment or restaurant closing losses may be recognized in future periods. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the net loss from foreign currency exchange rate changes for the investment in Mexican operations is shown as a debit to Stockholders' Equity. If the Mexican operations were disposed of or abandoned, then the cumulative foreign currency translation adjustment would result in a charge to earnings. The debit balance in this account increased $419,000 in fiscal 1995 to $449,000 at September 30, 1995, due to the effects of the devaluation of the Mexican peso in relation to the U.S. dollar.

     In October 1995, the Company opened its restaurant in Guadalajara, Mexico. It is too soon to evaluate the performance of this new restaurant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 19.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of Registrant

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of the Company is set forth under the caption THE BOARD OF DIRECTORS appearing on page 2 of the Company's Proxy Statement dated December 13, 1995, and is incorporated herein by reference.

     (b) Executive Officers of the Registrant

     At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers for the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant, as well as all persons chosen to become executive officers, together with the nature of any family relationships between them, all positions and offices with the Registrant held by each person named and the period during which each person named has served as such officer is included in Part I under Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers, stock options and transactions with management is set forth under the captions EXECUTIVE COMPENSATION, COMPENSATION OF DIRECTORS, AGGREGATED OPTION EXERCISES IN 1995 AND 1995 YEAR-END OPTION VALUES, REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS and TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on pages 5 through 11 of the Company's Proxy Statement dated December 13, 1995, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and nominees for directors and officers as of December 6, 1995, and the amount of such shares with respect to which certain of the directors or nominees and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF DECEMBER 6, 1995, appearing on pages 3 and 4 of the Company's Proxy Statement dated December 13, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on page 11 of the Company's Proxy Statement dated December 13, 1995, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement
         Schedules -- see Index to Consolidated Financial Statements and Schedules on page 19.

     (a) 3.  Exhibits Required by Item 601 of Regulation S-K

         EXHIBIT
         NUMBER                                       DESCRIPTION
         -------
          2          --   Not applicable
          3(a)       --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
          3(b)       --   Certificates of Amendment of Certificate of Incorporation(3)
          3(c)       --   Certificate of Amendment of Certificate of Incorporation(5)
          3(d)       --   Certificate of Amendment of Certificate of Incorporation(8)
          3(e)       --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5,
                          1990(10)
          3(f)       --   Agreement and Plan of Merger dated December 31, 1968(1)
          3(g)       --   Certificate of Amendment of Certificate of Incorporation, dated January
                          25, 1995 -- filed herewith
          3(h)       --   Restated Certificate of Incorporation, as revised January 25,
                          1995 -- filed herewith
          4(a)       --   Certificate of Incorporation and Bylaws of Registrant, as amended. See
                          3(a) through 3(e) above.
          4(b)       --   Rights Agreement dated as of March 14, 1986, between Pancho's Mexican
                          Buffet, Inc. and MBank Fort Worth, N.A., with Exhibit A (form of right certificate) and Exhibit B (summary of Shareholder Rights Plan)
                          attached(6)
          9          --   Not applicable
         10(a)       --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican
                          Buffet, Inc.(4)
         10(b)       --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee
                          Directors of Pancho's Mexican Buffet, Inc.(9)
         10(c)       --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
         10(d)       --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive
                          Stock Option Plan(9)
         10(e)       --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
         10(i)       --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's
                          Mexican Buffet, Inc. on February 28, 1986(7)
         10(j)       --   Note, security agreement and investment letter -- re: sale of authorized but unissued Common Stock of the Registrant to four executive officers in
                          1992(16)
         10(k)       --   Employment Contracts between the Registrant and four executive officers dated May 23, 1986 and March 25, 1994(16)
         10(l)       --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
         10(m)       --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican
                          Buffet, Inc.(11)
         10(n)       --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of
                          Pancho's Mexican Buffet, Inc.(11)
         10(o)       --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)

         EXHIBIT
         NUMBER                                       DESCRIPTION
         -------
         10(p)       --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between
                          PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
         10(q)       --   First Amendment to Revolving Credit and Term Loan Agreement dated
                          February 9, 1995, between PMB Enterprises West, Inc. and First Interstate
                          Bank of Texas, N.A.(14)
         10(r)       --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9,
                          1995, between PMB Enterprises West, Inc. and First Interstate Bank of
                          Texas, N.A.(15)
         10(s)       --   Third Amendment to Revolving Credit and Term Loan Agreement dated
                          September 29, 1995 -- filed herewith
         10(t)       --   Employment Contract between the Registrant and one executive officer, dated September 29, 1995 -- filed herewith
         11          --   Not required -- Explanation of earnings per share computation is contained in Notes to Consolidated Financial Statements.
         12          --   Not applicable
         13          --   Not applicable
         16          --   Not applicable
         18          --   Not applicable
         21          --   Subsidiaries of the registrant -- filed herewith
         22          --   Not applicable
         23          --   Consent of Independent Public Accountants -- filed herewith
         24          --   Not applicable
         27          --   Financial Data Schedule -- filed herewith
         28          --   Not applicable

---------------

  (1) Filed with the Commission as an Exhibit to Form S-1 Registration Statement No.
      2-32378 -- such Exhibits are incorporated herein by reference.
  (2) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K as
      amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.
  (3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
  (4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
  (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
  (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on March 14,
      1986 -- such Exhibit is incorporated herein by reference.
  (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
  (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484
      on May 22, 1987 -- such Exhibit is incorporated herein by reference.
  (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.

 (10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
 (11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
 (12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
 (13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1995 -- such Exhibits are incorporated herein by reference.
 (14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (15) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (16) Filed with the Commission as an Exhibit to Form 10-K for the year ended September 30,
      1994 -- such exhibits are incorporated herein by reference.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 2-86238 (filed August 31, 1983):

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                                                                PAGE
                                                                                ----
        Consolidated Financial Statements:
          Consolidated Balance Sheets.........................................  F-1
          Consolidated Statements of Operations...............................  F-2
          Consolidated Statements of Stockholders' Equity.....................  F-3
          Consolidated Statements of Cash Flows...............................  F-4
          Notes to Consolidated Financial Statements..........................  F-5
        Independent Auditors' Report..........................................  F-14

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents.......................................  $ 1,199,000     $ 1,661,000
  Accounts and notes receivable -- current portion................      486,000         656,000
  Income taxes receivable.........................................    1,227,000          88,000
  Inventories.....................................................      907,000       1,635,000
  Prepaid expenses................................................      267,000         502,000
  Deferred income taxes...........................................      294,000         224,000
                                                                    -----------     -----------
          Total current assets....................................    4,380,000       4,766,000
                                                                    -----------     -----------
Property, Plant and Equipment (at cost):
  Land............................................................    3,446,000       3,897,000
  Buildings.......................................................   10,346,000      11,146,000
  Leasehold improvements..........................................   22,465,000      26,018,000
  Equipment and furniture.........................................   29,612,000      31,511,000
  Construction in progress........................................      517,000       1,812,000
                                                                    -----------     -----------
          Total...................................................   66,386,000      74,384,000
  Less accumulated depreciation and amortization..................   30,353,000      32,547,000
                                                                    -----------     -----------
          Property, plant and equipment -- net....................   36,033,000      41,837,000
                                                                    -----------     -----------
Other Assets:
  Deferred income taxes...........................................    2,909,000         922,000
  Other, including noncurrent portion of receivables..............    1,065,000       1,634,000
                                                                    -----------     -----------
          Total other assets......................................    3,974,000       2,556,000
                                                                    -----------     -----------
          Total...................................................  $44,387,000     $49,159,000
                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................  $ 1,209,000     $ 3,133,000
  Accrued wages and bonuses.......................................    2,141,000       2,390,000
  Other current liabilities.......................................    2,120,000       1,757,000
                                                                    -----------     -----------
          Total current liabilities...............................    5,470,000       7,280,000
                                                                    -----------     -----------
Other Liabilities:
  Long-term debt..................................................    8,705,000       5,840,000
  Accrued insurance costs.........................................    3,031,000       2,605,000
  Other...........................................................      193,000         141,000
                                                                    -----------     -----------
          Total other liabilities.................................   11,929,000       8,586,000
                                                                    -----------     -----------
Commitments and Contingencies
Minority Interest in Consolidated Subsidiaries....................                      138,000
Stockholders' Equity:
  Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
  Common stock, $.10 par value (Authorized 20,000,000 shares.
     Issued 4,397,559 and 5,545,191 shares, respectively.)........      440,000         555,000
  Additional paid-in capital......................................   18,633,000      26,217,000
  Retained earnings...............................................    8,894,000      14,718,000
  Cumulative foreign currency translation adjustment..............     (449,000)        (30,000)
  Treasury stock, at cost (1,147,632 shares at 1994.).............                   (7,699,000)
  Stock notes receivable..........................................     (530,000)       (606,000)
                                                                    -----------     -----------
     Stockholders' equity.........................................   26,988,000      33,155,000
                                                                    -----------     -----------
          Total...................................................  $44,387,000     $49,159,000
                                                                    ===========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------
                                                             1995         1994         1993
                                                          -----------  -----------  -----------
Sales...................................................  $80,893,000  $86,062,000  $75,968,000
                                                          -----------  -----------  -----------
Costs and Expenses:
  Food costs............................................   22,910,000   23,347,000   20,956,000
  Restaurant labor and related expenses.................   30,400,000   30,806,000   27,256,000
  Restaurant operating expenses.........................   18,376,000   19,134,000   16,014,000
  Depreciation and amortization.........................    4,512,000    4,420,000    3,635,000
  General and administrative expenses...................    5,547,000    5,475,000    5,203,000
  Restructuring charges.................................    7,572,000     (264,000)
                                                          -----------  -----------  -----------
          Total.........................................   89,317,000   82,918,000   73,064,000
                                                          -----------  -----------  -----------
Operating Income (Loss).................................   (8,424,000)   3,144,000    2,904,000
Interest Expense........................................     (590,000)     (34,000)
Other, Including Interest Income........................      309,000       66,000      147,000
                                                          -----------  -----------  -----------
Earnings (Loss) Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle..............   (8,705,000)   3,176,000    3,051,000
Provision (Benefit) for Income Taxes....................   (3,343,000)   1,101,000      937,000
                                                          -----------  -----------  -----------
Net Earnings (Loss) Before Cumulative Effect of Change
  in Accounting Principle...............................   (5,362,000)   2,075,000    2,114,000
Cumulative Effect of Change in Accounting for Income
  Taxes.................................................                                722,000
                                                          -----------  -----------  -----------
Net Earnings (Loss).....................................   (5,362,000)   2,075,000    2,836,000
                                                          ===========  ===========  ===========
Per Share Data:
  Net earnings (loss) before cumulative effect of change
     in accounting principle............................  $     (1.22) $       .47  $       .48
  Cumulative effect of change in accounting for
     income taxes.......................................                                    .16
                                                          -----------  -----------  -----------
  Net earnings (loss)...................................  $     (1.22) $       .47  $       .64
                                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                CUMULATIVE
                                                                                                 FOREIGN       TREASURY
                                            COMMON STOCK          ADDITIONAL                     CURRENCY       STOCK
                                       -----------------------      PAID-IN       RETAINED      TRANSLATION   ----------
                                         SHARES       AMOUNT        CAPITAL       EARNINGS      ADJUSTMENT      SHARES
                                       ----------    ---------    -----------    -----------    ----------    ----------
Balance, October 1, 1992.............   5,285,651    $ 529,000    $24,282,000    $11,914,000                     884,172
  Exercise of stock options..........     227,190       22,000      1,294,000
  Income tax benefit from exercise of
    stock options....................                                 335,000
  Net earnings.......................                                              2,836,000
  Dividends, $.24 per share..........                                             (1,051,000)
  Treasury stock purchases...........                                                                            263,010
  Payments received on stock notes...
                                       ----------    ---------    -----------    -----------    ---------     ----------
Balance, September 30, 1993..........   5,512,841      551,000     25,911,000     13,699,000                   1,147,182
  Exercise of stock options..........      32,350        4,000        283,000
  Income tax benefit from exercise of
    stock options....................                                  23,000
  Net earnings.......................                                              2,075,000
  Dividends, $.24 per share..........                                             (1,056,000)
  Foreign currency translation
    adjustment.......................                                                           $ (30,000)
  Treasury stock purchases...........                                                                                450
  Payments received on stock notes...
                                       ----------    ---------    -----------    -----------    ---------     ----------
Balance, September 30, 1994..........   5,545,191      555,000     26,217,000     14,718,000      (30,000)     1,147,632
  Treasury stock retired.............  (1,147,632)    (115,000)    (7,584,000)                                (1,147,632)
  Net loss...........................                                             (5,362,000)
  Dividends, $.105 per share.........                                               (462,000)
  Foreign currency translation
    adjustment.......................                                                            (419,000)
  Payments received on stock notes...
                                       ----------    ---------    -----------    -----------    ---------     ----------
Balance, September 30, 1995..........   4,397,559    $ 440,000    $18,633,000    $ 8,894,000    $(449,000)             0
                                       ==========    =========    ===========    ===========    =========     ==========

                                                        STOCK
                                                        NOTES
                                                      RECEIVABLE
                                                         FROM       STOCKHOLDERS'
                                         AMOUNT        OFFICERS        EQUITY
                                       -----------    ----------    -------------
                                       <
Balance, October 1, 1992.............  $(5,190,000)    $(758,000)    $30,777,000
  Exercise of stock options..........                                  1,316,000
  Income tax benefit from exercise of
    stock options....................                                    335,000
  Net earnings.......................                                  2,836,000
  Dividends, $.24 per share..........                                 (1,051,000)
  Treasury stock purchases...........   (2,506,000)                   (2,506,000)
  Payments received on stock notes...                     76,000          76,000
                                       -----------     ---------     -----------
Balance, September 30, 1993..........   (7,696,000)     (682,000)     31,783,000
  Exercise of stock options..........                                    287,000
  Income tax benefit from exercise of
    stock options....................                                     23,000
  Net earnings.......................                                  2,075,000
  Dividends, $.24 per share..........                                 (1,056,000)
  Foreign currency translation
    adjustment.......................                                    (30,000)
  Treasury stock purchases...........       (3,000)                       (3,000)
  Payments received on stock notes...                     76,000          76,000
                                       -----------     ---------     -----------
Balance, September 30, 1994..........   (7,699,000)     (606,000)     33,155,000
  Treasury stock retired.............    7,699,000                             0
  Net loss...........................                                 (5,362,000)
  Dividends, $.105 per share.........                                   (462,000)
  Foreign currency translation
    adjustment.......................                                   (419,000)
  Payments received on stock notes...                     76,000          76,000
                                       -----------     ---------     -----------
Balance, September 30, 1995..........  $         0     $(530,000)    $26,988,000
                                       ===========     =========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                          1995            1994           1993
                                                      ------------    ------------    -----------
Cash Flows From Operating Activities:
  Net earnings (loss)...............................  $ (5,362,000)   $  2,075,000    $ 2,836,000
                                                      ------------    ------------    -----------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Restructuring charges..........................     6,953,000
     Cumulative effect of change in accounting
       principle....................................                                     (722,000)
     Depreciation and amortization..................     4,512,000       4,420,000      3,635,000
     Provision for deferred income taxes............    (2,057,000)        504,000        107,000
     Amortization of restaurant start-up costs......       127,000         102,000         22,000
     Payment of restaurant start-up costs...........       (70,000)       (169,000)       (42,000)
     Loss on sale of assets.........................        53,000          21,000          8,000
     Income tax benefit from exercise of stock
       options......................................                        23,000        335,000
     Minority interest in net loss..................      (138,000)
     Changes in operating assets and liabilities:
       Accounts and notes receivable................       166,000        (488,000)        88,000
       Income taxes receivable......................    (1,139,000)        (88,000)
       Inventories, prepaid expenses and other
          assets....................................       978,000       1,997,000       (495,000)
       Accounts payable and accrued expenses........      (559,000)     (1,473,000)       557,000
                                                      ------------    ------------    -----------
          Total adjustments.........................     8,826,000       4,849,000      3,493,000
                                                      ------------    ------------    -----------
          Net cash provided by operating
            activities..............................     3,464,000       6,924,000      6,329,000
Cash Flows From Investing Activities:
  Property additions................................    (7,050,000)    (12,989,000)    (9,041,000)
  Proceeds from sale of assets......................       638,000         836,000         71,000
  Other.............................................                        66,000        (65,000)
                                                      ------------    ------------    -----------
          Net cash (used in) investing activities...    (6,412,000)    (12,087,000)    (9,035,000)
Cash Flows From Financing Activities:
  Short-term borrowings.............................       162,000
  Long-term borrowings..............................    43,950,000      17,520,000
  Repayments of long-term borrowings................   (41,085,000)    (11,680,000)
  Proceeds from increase in minority interest.......       100,000         138,000
  Proceeds from exercise of stock options...........                       287,000      1,316,000
  Treasury stock purchases..........................                        (3,000)    (2,506,000)
  Dividends paid....................................      (725,000)     (1,054,000)    (1,053,000)
  Payments received on officer stock notes..........        76,000          76,000         76,000
                                                      ------------    ------------    -----------
          Net cash provided by (used in) financing
            activities..............................     2,478,000       5,284,000     (2,167,000)
                                                      ------------    ------------    -----------
Effect of Foreign Exchange Rate Change on Cash......         8,000         (29,000)
                                                      ------------    ------------    -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents.......................................      (462,000)         92,000     (4,873,000)
Cash and Cash Equivalents at Beginning of Year......     1,661,000       1,569,000      6,442,000
                                                      ------------    ------------    -----------
Cash and Cash Equivalents at End of Year............  $  1,199,000    $  1,661,000    $ 1,569,000
                                                      ============    ============    ===========
Supplemental Information:
  Income taxes paid.................................  $     36,000    $    662,000    $   539,000
  Assets sold for notes receivable..................       140,000         160,000         62,000
  Interest paid, net of capitalized amounts.........       555,000          39,000

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Pancho's Mexican Buffet, Inc. and its subsidiaries (the Company). The Company owns 73% of a Mexican subsidiary formed to develop one or more restaurants in Mexico. The minority interest in that subsidiary is shown on the consolidated balance sheets. The minority interest balance has been reduced to zero by the minority partner's interest in the operating loss of the joint venture. All material intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     For balance sheet classification and reporting cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories consist primarily of food and supplies, and are stated at the lower of cost (first-in, first-out basis) or market.

DEFERRED INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial assets and liabilities and those reported for income tax purposes. The Company changed its method of accounting for income taxes in fiscal year 1993 by adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is provided for buildings and equipment on a straight-line basis over the following estimated service lives:

        Buildings.....................................................  25 to 30 years
        Equipment and furniture.......................................  3 to 10 years

     Leasehold improvements are amortized over the life of the original lease term, including renewal periods if applicable.

     The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. The Company capitalized $91,000 and $78,000 out of total interest incurred of $681,000 and $112,000 in 1995 and 1994, respectively. No interest was capitalized in 1993.

PREOPENING COSTS

     Certain direct and incremental costs related to the commencement of each restaurant's operations, primarily training-related costs, are capitalized as preopening costs. Amounts capitalized are amortized using the straight-line method over 12 months.

STATEMENT OF OPERATIONS RECLASSIFICATION

     The statement of operations has been reformatted to provide more detailed information on costs and expenses. Prior period amounts have been reclassified to conform to the current period presentation.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares for the years ended September 30, 1995, 1994 and 1993 were 4,398,000, 4,438,000, and
4,419,000, respectively.

FOREIGN OPERATIONS AND CURRENCY TRANSLATION

     The functional currency of the Company's Mexican operations is the new peso. Financial statements of the Company's Mexican subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Results of operations are translated using an average exchange rate during the period, and assets and liabilities are translated using the year end exchange rate. The resulting cumulative translation adjustment is shown as a separate line in stockholders' equity.

STATEMENT OF CASH FLOWS

     Cash flows from the Company's Mexican operations are calculated based on the new peso, in accordance with SFAS No. 95, "Statement of Cash Flows." As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line in the consolidated statement of cash flows, below cash flows from financing activities.

2. OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Accrued taxes other than income taxes.......................  $1,456,000     $1,311,000
    Restructuring reserves......................................     329,000        208,000
    Other.......................................................     335,000        238,000
                                                                  ----------     ----------
              Total.............................................  $2,120,000     $1,757,000
                                                                  ==========     ==========

3. LONG-TERM DEBT

     The Company's revolving credit and term loan agreement with a bank includes a two-year, annually-renewable revolving credit line with a ceiling of $12 million until December 31, 1995 and $10 million thereafter. The revolving credit line expires March 1, 1997 and is convertible any time before then into a four-year, fully-amortizing term loan.

     The loan agreement includes various financial covenants, some of which the Company violated due to the net losses incurred in each of the first three quarters of fiscal 1995. The bank has subsequently granted permanent waivers for each of these past covenant violations. However, to obtain bank waivers, the Company has agreed to collateralize the loan with substantially all of its assets. The Company was in compliance with the loan covenants for the fourth quarter of fiscal 1995.

     Interest is payable monthly at a variable rate equal to the bank's prime rate or, at the Company's option, rates based upon the London Interbank Offering Rate. The blended interest rate effective at September 30, 1995 was 8.25%. The Company pays a commitment fee of 3/8 of 1 percent annually on the unused portion of the credit line. At September 30, 1995, $3,420,000 was available under this agreement.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Notes payable were issued in September 1995 to buy out the remaining lease terms of four locations closed under the third quarter restructuring plan. The long-term portion of those notes was $125,000, and the current portion of $162,000 is included in accounts payable at September 30, 1995. The effective interest rate is 5.9%, with payments due monthly through August 1, 1997.

4. OPERATING LEASES

     The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2007, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

     The minimum aggregate annual rentals required under operating leases in effect at September 30, 1995, exclusive of maintenance, taxes, etc., were as follows:

YEARS ENDING
SEPTEMBER 30,
-------------
   1996.....................................................................  $ 2,854,000
   1997.....................................................................    2,673,000
   1998.....................................................................    2,364,000
   1999.....................................................................    1,972,000
   2000.....................................................................    1,330,000
   Later years..............................................................    3,480,000
                                                                              -----------
             Total..........................................................  $14,673,000
                                                                              ===========

     The composition of total yearly rental expense for operating leases is:

                                                                 SEPTEMBER 30,
                                                     -------------------------------------
                                                       1995          1994          1993
                                                     ---------     ---------     ---------
    Minimum rentals................................  $2,946,000    $2,917,000    $2,574,000
    Contingent rentals.............................     240,000       406,000       424,000
    Less: Sublease rentals.........................    (126,000)     (103,000)      (46,000)
                                                     ----------    ----------    ----------
              Total................................  $3,060,000    $3,220,000    $2,952,000
                                                     ==========    ==========    ==========

5. INCOME TAXES

     Effective October 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This standard required a change to the asset and liability method from the deferred method of accounting for income taxes under APB Opinion 11 (APB 11). The cumulative effect of this change in accounting principle as of October 1, 1992 is reported in the 1993 consolidated statement of operations. Adoption of SFAS 109 had no material effect on the 1993 provision for income taxes.

     Applying SFAS 109, deferred tax assets and liabilities are recognized for temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements, and for carryforwards for tax credits and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is recognized for the change in the asset or liability during the year.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Income taxes (benefits) consist of:

                                                             YEARS ENDED SEPTEMBER 30,
                                                      ---------------------------------------
                                                         1995           1994          1993
                                                      -----------    ----------    ----------
    Current:
      U.S. federal..................................  $(1,286,000)   $  570,000    $  803,000
      State.........................................            0        27,000        27,000
                                                      -----------    ----------    ----------
         Combined current...........................   (1,286,000)      597,000       830,000
    Deferred:
      U.S. federal..................................   (1,658,000)      431,000       107,000
      State.........................................     (399,000)       73,000
                                                      -----------    ----------    ----------
         Combined deferred..........................   (2,057,000)      504,000       107,000
                                                      -----------    ----------    ----------
           Provision (benefit) for income taxes.....  $(3,343,000)   $1,101,000    $  937,000
                                                      ===========    ==========    ==========

     The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to net earnings (loss) before income taxes and cumulative effect of change in accounting principle as follows:

                                                             YEARS ENDED SEPTEMBER 30,
                                                      ---------------------------------------
                                                         1995           1994          1993
                                                      -----------    ----------    ----------
    Expected tax at federal statutory rate of 34%...  $(2,957,000)   $1,080,000    $1,037,000
    Increase (decrease) in taxes due to:
      State income provision (benefit), net of
         federal income tax effect..................     (399,000)       18,000        18,000
      Tax effect of employer tax credits............     (162,000)      (85,000)      (50,000)
      Eliminate tax effect of results of foreign
         operations.................................      230,000
      Other.........................................      (55,000)       88,000       (68,000)
                                                      -----------    ----------    ----------
              Total.................................  $(3,343,000)   $1,101,000    $  937,000
                                                      ===========    ==========    ==========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
Deferred tax assets:
  Current:
     Restructuring costs............................................  $  128,000     $   81,000
     Accrued vacation pay...........................................     166,000        130,000
     Other..........................................................                     13,000
                                                                      ----------     ----------
       Current deferred tax asset...................................     294,000        224,000
                                                                      ----------     ----------
  Noncurrent:
     Accrued insurance costs........................................   1,512,000      1,471,000
     Alternative minimum tax carryforward...........................     647,000         44,000
     State net operating loss carryforwards (expire 1996 -- 2010)...     369,000         85,000
     Property, plant and equipment..................................     215,000
     Federal employer tax credits (expire 2009 -- 2010).............     303,000         79,000
     Other..........................................................     150,000         55,000
     Noncurrent valuation allowance.................................     (25,000)       (20,000)
                                                                      ----------     ----------
       Noncurrent deferred tax asset................................   3,171,000      1,714,000
                                                                      ----------     ----------
          Total deferred tax assets, net of valuation allowance.....   3,465,000      1,938,000
                                                                      ----------     ----------
Deferred tax liabilities:
  Noncurrent:
     Property, plant and equipment..................................                    526,000
     Basis difference in note receivable............................     248,000        248,000
     Other..........................................................      14,000         18,000
                                                                      ----------     ----------
          Total deferred tax liabilities............................     262,000        792,000
                                                                      ----------     ----------
          Net deferred tax asset....................................  $3,203,000     $1,146,000
                                                                      ==========     ==========

     The valuation allowance was established to reduce deferred tax assets to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to use all of the state net operating loss carryforwards before they expire.

6. STOCKHOLDERS' EQUITY

TREASURY STOCK

     In September 1995, the Company retired all treasury shares then held by the company.

     During fiscal year 1993, the Company purchased 75,800 of its common shares on the open market at a total cost of $587,000.

     On December 4, 1992, certain employees of the Company exercised previously granted incentive stock options to acquire 187,210 shares of the Company's common stock, resulting in aggregate proceeds of $1,073,000. On December 7, 1992, the Company purchased these shares for its treasury directly from the employees at the then current market value for a total of $1,919,000.

STOCK NOTES RECEIVABLE

     In April 1992, the Company sold 104,500 shares of common stock to certain officers in exchange for notes receivable in the amount of $758,000, the current balance of which is shown in the balance sheet as a

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES deduction from stockholders' equity. The notes bear interest at 7.83%, are payable in ten equal annual installments plus interest and are secured by the common stock. The shares were sold at the quoted market price on the day of sale.

STOCK PURCHASE RIGHTS DIVIDEND

     In February 1986, the Company declared a dividend distribution of one common share purchase right for each outstanding share of common stock. When exercisable, each right will entitle its holder to buy one share of the company's stock at a price of $27.27 until expiration in March 1996. The rights become exercisable if a person or group acquires 20% or more of the Company's common stock or announces an offer for 30% or more of the common stock.

     If the Company is involved in a merger or other business combination at any time after the rights become exercisable, right holders will be entitled to buy shares of common stock in the surviving company having a market value equal to twice the exercise price of each right. Alternatively, if a 20% holder acquired the Company through a reverse merger where the Company and its stock survive, or were to engage in certain self-dealing transactions, each right not owned by the 20% holder would become exercisable for the number of shares of Pancho's common stock which at that time have a market value of two times the exercise price of the right.

     The rights may be redeemed by the Company at a price of $.01 per right any time prior to the public announcement that a person or group has acquired beneficial ownership of 20% or more of its common stock.

STOCK OPTIONS

     The Company's stock option plans authorize the grant of options to purchase common stock to directors, officers, employees and consultants of the Company at prices not less than the fair market value of the stock at dates of grant.

     Outstanding options become exercisable cumulatively in four or five equal annual installments commencing one year from date of grant and expire ten years from the date of grant. Options may be granted through November 5, 2002.

     Option information for the three-year period ended September 30, 1995:

                                                                           AT SEPTEMBER 30,
                                         ------------------------------------------------------------------------------------
                                                   1995                          1994                         1993
                                         -------------------------    --------------------------    -------------------------
                                         OPTION PRICE     NUMBER       OPTION PRICE     NUMBER      OPTION PRICE     NUMBER
                                          PER SHARE      OF SHARES      PER SHARE      OF SHARES     PER SHARE      OF SHARES
                                         ------------    ---------    --------------   ---------    ------------    ---------
Options outstanding....................  $3.19-$15.25     586,650      $ 5.88-$15.25    575,600     $5.88-$15.25     270,670
Options exercisable....................   5.88- 15.25     284,810        5.88- 15.25    186,060      5.88- 15.25     205,534
Shares available for future grants.....                     9,000                        25,000                      370,000
Option activity during the year:
  Granted..............................   3.19-  6.00      17,000       10.50- 11.38    346,000             8.38      30,000
  Forfeited............................   7.25- 11.38       5,950        7.25- 11.38      8,720      7.25-  7.50       4,450
  Exercised............................                                  5.88-  9.55     32,350      5.45-  7.50     227,190

     Federal income tax benefits, related to the sale of shares purchased by the exercise of incentive stock options by Company employees, totaling $23,000 and $335,000 were recognized by the Company during fiscal years 1994 and 1993, respectively. In accordance with generally accepted accounting principles, these benefits were not added to income but were applied to additional paid-in capital.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PREFERRED STOCK

     Shares of preferred stock, when issued, will have such rights, preferences and privileges as shall be adopted by the board of directors.

7. EMPLOYEE BENEFIT PLANS

VOLUNTARY EMPLOYEE INJURY BENEFIT PLAN

     Concurrent with its decision to become a non-subscriber to the Workers' Compensation Act of Texas in December 1990, the Company adopted a Voluntary Employee Injury Benefit Plan (VEIB Plan) to provide benefits for employees located in Texas who incur job related injuries in connection with their employment. The VEIB Plan, which is subject to Employee Retirement Income Security Act (ERISA) rules and regulations, provides for medical, short-term wage replacement, dismemberment and death benefits.

     Coverage under the VEIB Plan is provided by the Company and through excess liability insurance, which provides coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 1995, 1994 and 1993 include provisions for estimated benefits and expenses of the VEIB Plan of $1,308,000, $1,341,000 and $970,000, respectively.

BONUS PLANS

     The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $365,000, $475,000 and $613,000 for the years ended September 30, 1995, 1994 and
1993, respectively.

     The Company has a bonus plan for corporate officers as a group based on stipulated operating results. Corporate officer bonuses amounted to $0, $204,000 and $189,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

DEFERRED COMPENSATION PLAN

     The Company offered a deferred compensation plan to certain key management employees. Effective August 31, 1995, the plan participants agreed to terminate the plan and distribute its assets to the participants. The distribution was made November 6, 1995. The plan liability is included in other current liabilities on the consolidated balance sheets for 1995 and in other liabilities for 1994.

STOCK PURCHASE PLAN

     The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees. Company contributions vest immediately. Contributions are invested in common stock of the Company by a brokerage firm. The Company recognized expenses for contributions to the plan of $36,000, $40,000 and $28,000 for the years ended September 30, 1995, 1994 and
1993, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company sold food and supplies on a cost-plus basis to the family-owned restaurant operations of the chairman of the Company, until the Company's food distribution center was closed in September 1994. Occasional sales of equipment are also made to those affiliates. Sales amounts were $4,000, $663,000, and $754,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

     The Company purchases food products manufactured by a Company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $2,992,000, $2,768,000 and $2,667,000 for

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES the years ended September 30, 1995, 1994 and 1993, respectively. The same vendor purchased items from the Company in the amount of $122,000, $73,000 and $65,000 in 1995, 1994 and 1993, respectively. In November 1994, this vendor also leased the company's cold-storage facilities and purchased $17,000 of related equipment formerly used by the Company's food distribution center. The lease term including options runs through December 31, 2000, and represented $55,000 of rental revenue for the company in 1995.

     The Company and one of its non-employee directors have entered into a joint venture to open at least one restaurant in Mexico. The Company incurred expenses in setting up the joint venture of about $60,000, $150,000 and $40,000 for the years ended September 30, 1995, 1994 and 1993, respectively. Additionally, the Company has invested $1,701,000 in Mexican subsidiaries related to the venture. The joint venture subsidiaries are included in the Company's consolidated financial statements.

     A non-employee director of the Company is president of a firm which provided architectural services to the Company. Charges for these services totaled $54,000 in 1994.

9. CONTINGENCIES

     The Company has been named in various lawsuits involving claims in the ordinary course of business, many of which are covered by insurance. Although the amounts of losses from such claims cannot be estimated, in the opinion of management, the ultimate disposition of these lawsuits and claims will not result in a material adverse effect on the Company's financial position, results of operations or cash flows.

10. RESTRUCTURING COSTS

     In June 1995, the Company adopted a restructuring plan in an effort to return to profitability.

     Based on the plan, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The assets of closed locations were written down to net realizable value, providing an impairment charge of $2,367,000. The net book value after the write down of property, plant and equipment related to the company's closed restaurant locations was $663,000. Management expects to realize over $400,000 of this carrying value through asset sales in the next year. The remaining restaurant equipment will either be sold or used elsewhere in the Company's operations. Sales for the nine closed locations were $4,652,000, $7,512,000 and $7,445,000 for fiscal 1995, 1994 and 1993, respectively.

     An impairment charge of $3,445,000 was recognized for seven low sales volume restaurants that the Company plans to continue to operate. Due to the low or negative projected cash flows of these restaurants, fair value of the assets was based on their estimated resale value.

     Due to the economic crisis in Mexico related to the December 1994 peso devaluation, the Company's investment in a restaurant in Guadalajara was also evaluated for impairment and a charge of $812,000 was recorded. Fair value of the assets was estimated based on the discounted expected future cash flows from operation of the restaurant.

     Current and deferred income tax benefits of $2,366,000 were recognized in the United States in connection with the restructuring. No tax benefits were currently recognized for the write down of assets in Mexico.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     During the first quarter of fiscal 1994, the Company reported a pre-tax benefit of $264,000 related to a reevaluation of previously established restructuring reserves. The reevaluation resulted from the sale of a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and the sublease of a closed restaurant location in Littleton, Colorado.

11. SUBSEQUENT EVENT

     On November 3, 1995, the Company's board of directors declared a $.015 per common share quarterly cash dividend, to be paid December 12, 1995 to holders of record on November 28, 1995.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.:

     We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 7, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PANCHO'S MEXICAN BUFFET, INC.

                                            By    /s/  HOLLIS TAYLOR
                                             Hollis Taylor, President and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

December 8, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           SIGNATURE AND TITLE                                      DATE
-------------------------------------------------------------------------     ----------------
                        /s/  JESSE ARRAMBIDE, III                             December 8, 1995
-------------------------------------------------------------------------
        Jesse Arrambide, III, Chairman of the Board of Directors

                           /s/  HOLLIS TAYLOR                                 December 8, 1995
-------------------------------------------------------------------------
    Hollis Taylor, President and Chief Executive Officer and Director
                      (Principal Executive Officer)

                           /s/  W. BRAD FAGAN                                 December 8, 1995
-------------------------------------------------------------------------
Brad Fagan, Vice President, Treasurer, Controller and Assistant Secretary
              (Principal Financial and Accounting Officer)

                         /s/  SAMUEL L. CARLSON                               December 8, 1995
-------------------------------------------------------------------------
                       Samuel L. Carlson, Director

                      /s/  MAURICIO SANCHEZ GARCIA                            December 8, 1995
-------------------------------------------------------------------------
                    Mauricio Sanchez Garcia, Director

                           /s/  IRVING GULBAS                                 December 8, 1995
-------------------------------------------------------------------------
                         Irving Gulbas, Director

                           /s/  ROBERT L. LIST                                December 8, 1995
-------------------------------------------------------------------------
                        Robert L. List, Director

                           /s/  TOMAS ORENDAIN                                December 8, 1995
-------------------------------------------------------------------------
                        Tomas Orendain, Director

                         /s/  GEORGE N. RIORDAN                               December 8, 1995
-------------------------------------------------------------------------
                       George N. Riordan, Director

                       /s/  RUDOLPH RODRIGUEZ, JR.                            December 8, 1995
-------------------------------------------------------------------------
                    Rudolph Rodriguez, Jr., Director

                                EXHIBIT INDEX

         EXHIBIT
         NUMBER                                       DESCRIPTION
         -------                                      -----------
          2          --   Not applicable
          3(a)       --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
          3(b)       --   Certificates of Amendment of Certificate of Incorporation(3)
          3(c)       --   Certificate of Amendment of Certificate of Incorporation(5)
          3(d)       --   Certificate of Amendment of Certificate of Incorporation(8)
          3(e)       --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5,
                          1990(10)
          3(f)       --   Agreement and Plan of Merger dated December 31, 1968(1)
          3(g)       --   Certificate of Amendment of Certificate of Incorporation, dated January
                          25, 1995 -- filed herewith
          3(h)       --   Restated Certificate of Incorporation, as revised January 25,
                          1995 -- filed herewith
          4(a)       --   Certificate of Incorporation and Bylaws of Registrant, as amended. See
                          3(a) through 3(e) above.
          4(b)       --   Rights Agreement dated as of March 14, 1986, between Pancho's Mexican
                          Buffet, Inc. and MBank Fort Worth, N.A., with Exhibit A (form of right certificate) and Exhibit B (summary of Shareholder Rights Plan)
                          attached(6)
          9          --   Not applicable
         10(a)       --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican
                          Buffet, Inc.(4)
         10(b)       --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee
                          Directors of Pancho's Mexican Buffet, Inc.(9)
         10(c)       --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
         10(d)       --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive
                          Stock Option Plan(9)
         10(e)       --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
         10(i)       --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's
                          Mexican Buffet, Inc. on February 28, 1986(7)
         10(j)       --   Note, security agreement and investment letter -- re: sale of authorized but unissued Common Stock of the Registrant to four executive officers in
                          1992(16)
         10(k)       --   Employment Contracts between the Registrant and four executive officers dated May 23, 1986 and March 25, 1994(16)
         10(l)       --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
         10(m)       --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican
                          Buffet, Inc.(11)
         10(n)       --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of
                          Pancho's Mexican Buffet, Inc.(11)
         10(o)       --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
         10(p)       --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between
                          PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
         10(q)       --   First Amendment to Revolving Credit and Term Loan Agreement dated
                          February 9, 1995, between PMB Enterprises West, Inc. and First Interstate
                          Bank of Texas, N.A.(14)
         10(r)       --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9,
                          1995, between PMB Enterprises West, Inc. and First Interstate Bank of
                          Texas, N.A.(15)
         10(s)       --   Third Amendment to Revolving Credit and Term Loan Agreement dated
                          September 29, 1995 -- filed herewith
         10(t)       --   Employment Contract between the Registrant and one executive officer, dated September 29, 1995 -- filed herewith
         11          --   Not required -- Explanation of earnings per share computation is contained in Notes to Consolidated Financial Statements.
         12          --   Not applicable
         13          --   Not applicable
         16          --   Not applicable
         18          --   Not applicable
         21          --   Subsidiaries of the registrant -- filed herewith
         22          --   Not applicable
         23          --   Consent of Independent Public Accountants -- filed herewith
         24          --   Not applicable
         27          --   Financial Data Schedule -- filed herewith
         28          --   Not applicable

---------------

  (1) Filed with the Commission as an Exhibit to Form S-1 Registration Statement No.
      2-32378 -- such Exhibits are incorporated herein by reference.
  (2) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K as
      amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.
  (3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
  (4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
  (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
  (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on March 14,
      1986 -- such Exhibit is incorporated herein by reference.
  (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
  (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484
      on May 22, 1987 -- such Exhibit is incorporated herein by reference.
  (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.
 (10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
 (11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
 (12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
 (13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1995 -- such Exhibits are incorporated herein by reference.
 (14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (15) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (16) Filed with the Commission as an Exhibit to Form 10-K for the year ended September 30,
      1994 -- such exhibits are incorporated herein by reference.