Form 10-Q
period 1995-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1996-02-14
CIK 75929

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.    20549


                              FORM 10-Q


   X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995


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

                                                   YES    X     NO



Number of shares of Common Stock outstanding as of February 7, 1996:
 4,397,559.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                INDEX

                                                         Page No.

Part I.  Financial Information

  Item 1. Financial Statements:

       Introduction                                          1

       Consolidated Condensed Balance Sheets,
         December 31, 1995 and September 30, 1995            2

       Consolidated Condensed Statements of
         Operations for the Three-Months Ended
         December 31, 1995 and 1994                          3

       Consolidated Condensed Statements of Cash
         Flows for the Three-Months Ended
         December 31, 1995 and 1994                          4

       Notes to Consolidated Condensed Financial
         Statements                                          5

       Independent Accountants' Review Report                7

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    8

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

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The consolidated condensed financial statements included herein have been prepared by the Company without audit as of December 31, 1995 and for the three-month periods ended December 31, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of December 31, 1995 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1996.

      Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of December 31, 1995 and for the three-month periods ended
December 31, 1995 and 1994 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                                         December 31,       September 30,
                                                             1995               1995
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     875,000      $   1,199,000
    Accounts and notes receivable-current portion             437,000            486,000
    Income taxes receivable                                 1,618,000          1,227,000
    Inventories                                               740,000            907,000
    Prepaid expenses                                          245,000            267,000
    Deferred income taxes                                     257,000            294,000
        Total current assets                                4,172,000          4,380,000

PROPERTY, PLANT AND EQUIPMENT (AT COST):
    Land                                                    3,446,000          3,446,000
    Buildings                                              10,444,000         10,346,000
    Leasehold improvements                                 22,517,000         22,465,000
    Equipment and furniture                                29,431,000         29,612,000
    Construction in progress                                   10,000            517,000
        Total                                              65,848,000         66,386,000
    Less accumulated depreciation and amortization        (30,742,000)       (30,353,000)
             Property, plant and equipment-net             35,106,000         36,033,000

OTHER ASSETS:
    Deferred income taxes                                   2,815,000          2,909,000
    Other, including noncurrent portion of receivables      1,035,000          1,065,000
        Total other assets                                  3,850,000          3,974,000

            TOTAL                                       $  43,128,000      $  44,387,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $     941,000      $   1,047,000
    Current portion of long-term debt                         138,000            162,000
    Accrued wages and bonuses                               1,628,000          2,141,000
    Other current liabilities                               1,944,000          2,120,000
        Total current liabilities                           4,651,000          5,470,000

OTHER LIABILITIES:
    Long-term debt                                          8,720,000          8,705,000
    Accrued insurance costs                                 3,170,000          3,031,000
    Other                                                     153,000            193,000
        Total other liabilities                            12,043,000         11,929,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,632,000         18,633,000
    Retained earnings                                       8,472,000          8,894,000
    Cumulative foreign currency translation adjustment       (580,000)          (449,000)
    Stock notes receivable from officers                     (530,000)          (530,000)
        Stockholders' equity                               26,434,000         26,988,000

            TOTAL                                       $  43,128,000      $  44,387,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Three Months Ended
                                                         December 31,
                                                       1995           1994
         SALES                                    $ 17,460,000   $ 20,910,000

         COSTS AND EXPENSES:
             Food costs                              4,967,000      5,943,000
             Restaurant labor and related expenses   6,770,000      8,130,000
             Restaurant operating expenses           3,863,000      4,611,000
             Depreciation and amortization           1,014,000      1,167,000
             General and administrative expenses     1,356,000      1,419,000
                 Total                              17,970,000     21,270,000

         OPERATING LOSS                               (510,000)      (360,000)

         INTEREST EXPENSE                             (183,000)      (101,000)

         OTHER, INCLUDING INTEREST INCOME               90,000         32,000

         LOSS BEFORE INCOME TAXES                     (603,000)      (429,000)

         PROVISION (BENEFIT) FOR INCOME TAXES         (247,000)      (150,000)

         NET LOSS                                 $   (356,000)  $   (279,000)


         NET  LOSS PER SHARE                      $      (0.08)  $      (0.06)

         See notes to consolidated condensed financial statements.

     PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)
                                                                 Three
                                                              Months Ended
                                                              December 31,
                                                            1995           1994
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                        $   (356,000)  $   (279,000)
       Adjustments to reconcile net loss to net
         cash provided (used) by operating activities:

         Depreciation and amortization                    1,014,000      1,167,000
         Provision (benefit) for deferred income taxes      131,000        285,000
         Amortization of restaurant start-up costs           14,000         36,000
         Payment of restaurant start-up costs                     0        (23,000)
         (Gain) loss on sale of assets                      (38,000)         6,000
         Changes in operating assets and liabilities:             0
           Accounts and notes receivable                     40,000        321,000
           Income taxes receivable                         (391,000)      (465,000)
           Inventories, prepaid expenses and other asset    185,000        258,000
           Accounts payable and accrued expenses           (693,000)    (1,035,000)
             Total adjustments                              262,000        550,000
               Net cash provided (used) by operating act    (94,000)       271,000

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Property additions                                  (206,000)    (2,853,000)
       Proceeds from sale of assets                          75,000        119,000
               Net cash (used in) investing activities     (131,000)    (2,734,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                                (24,000)
       Long-term borrowings                               7,487,000     18,940,000
       Repayments of long-term borrowings                (7,472,000)   (16,890,000)
       Proceeds from increase in minority interest                0        100,000
       Dividends paid                                       (66,000)      (264,000)
               Net cash provided (used) by financing act    (75,000)     1,886,000

     EFFECT OF FOREIGN EXCHANGE RATE
         CHANGE ON CASH                                     (24,000)       (33,000)

     NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                  (324,000)      (610,000)

     CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                              1,199,000      1,661,000

     CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                 $    875,000   $  1,051,000

     SUPPLEMENTAL INFORMATION:
       Income taxes paid                               $     14,000   $     30,000
       Assets sold for notes receivable                           0        125,000
       Interest paid, net of capitalized amounts            183,000         97,000

     See notes to consolidated condensed financial statements.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


1.  NET LOSS PER SHARE

    Net loss per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for both the three-months ended December 30, 1995 and December 31, 1994.


2.  LONG-TERM DEBT

    The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. As a result of the net losses incurred by the Company in the current quarter and each of the three quarters in the nine months ended June 30, 1995, the Company violated certain of these covenants. The bank has subsequently granted permanent waivers for each of these covenant violations.

    In February 1996, the Company reached an agreement with the Bank to amend the Loan Agreement to reduce the revolving credit line to $8 million effective March 31, 1996 and extend its termination date to April 30, 1997. The amended agreement will reduce the credit limit at the end of each subsequent quarter by $750,000 plus 75% of the Company's excess cash flow
    (as defined in the agreement). Cash capital expenditures and dividend payments will be limited by the amendment to $850,000 and $150,000 per fiscal year, respectively.

    At December 31, 1995, the Company's debt under the bank credit line was $8,630,000.


3.  STOCKHOLDERS' RIGHTS PLAN AND PREFERRED STOCK PURCHASE RIGHTS

    In January 1996, the Company's Board of Directors adopted a Stockholders' Rights Plan to replace a similar plan which expires on March 31, 1996. Under the new plan, the Company declared a dividend distribution of one preferred share purchase right (Right) for each share of common stock outstanding at the close of business on March 29, 1996. Each Right entitles the holder to buy one one-thousandth of a share of the Company's newly-designated Series A Junior Participating Preferred Stock, for the exercise price of $10 per one one-thousandth of a Preferred Share, subject to adjustment.

    If any person or group (other than certain current stockholders and their affiliates, associates and successors, which may acquire up to 28%) acquires 15% of the Common Stock, all stockholders except the acquiring person (Acquiror) will be entitled to purchase Common Stock having twice the market value of the Rights exercise price. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power, all of the Stockholders, other than the Acquiror, will be entitled to purchase Common Shares of the other person having twice the market value of the exercise price. In addition, under the Plan's exchange provision, at any time after such an acquisition, but prior to the time any person acquires a majority of the Common Stock, the Board of Directors may exchange all or part of the outstanding Rights (other than the Rights of the Acquiror) for Common Stock at a ratio of one Right per share.

    The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires, or announces a tender offer for 15% or more of the Company's outstanding common stock. Prior to acquisition by someone of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable by the Board for $.01 per Right. The Rights expire on March 27, 2006.

    Under the Plan, the Company's Board of Directors has designated 10,000 shares of preferred stock as Series A Junior Participating Preferred Stock. This designation is part of the 500,000 shares of preferred stock, par value $10, previously authorized, none is issued.


4.  CASH DIVIDEND

    On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend will be paid on June 11, 1996 to holders of record on May 28, 1996.


5.  STATEMENT OF OPERATIONS RECLASSIFICATION

    The statement of operations has been reformatted to provide more detailed information on costs and expenses. Prior period amounts have been reclassified to conform to the current period presentation.

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 1995 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1995, and related the consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Fort Worth, Texas
February 13, 1996

                   PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Condition

As of December 31, 1995, the Company's current ratio was 0.9 to 1, which was 0.1 better than on September 30, 1995. Cash and cash equivalents decreased $324,000 during the three-month period to a balance of $875,000 at December 31, 1995, as cash was used by operating, investing and financing activities.

Operating activities used net cash of $94,000 for the three-month period ended December 31, 1995, compared to providing net cash of $271,000 for the same period last year. The Company incurred a net loss of $356,000 in the first quarter of fiscal 1996, versus a net loss of $279,000 a year earlier. Operating cash flow decreased due largely to the decline in profitability and lower adjustments from depreciation and deferred income taxes.

Investing activities used $131,000 of cash in the quarter, primarily for remodeling of existing restaurants and completion of the Guadalajara location, which opened in October 1995. No other locations were opened in the quarter. One restaurant in Tulsa, Oklahoma was closed after the close of business September 30, 1995. In the prior fiscal year first quarter, the Company invested $2.7 million cash in new restaurant construction, remodeling existing locations and installing new restaurant computer systems.

Financing activities used cash of $75,000 during the three-month period, due primarily to the payment of a cash dividend of $66,000. In the quarter ended December 31, 1994, financing activities provided net cash of $1.9 million, primarily from net long-term borrowings.

No new restaurants are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements).

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. As a result of the net losses incurred by the Company in the current quarter and each of the three quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has subsequently granted permanent waivers for each of these covenant violations.

In February 1996, the Company reached an agreement with the Bank to amend the Loan Agreement to reduce the revolving credit line $8 million effective March 31, 1996 and to extend its termination date to April 30, 1997. The amended agreement will reduce the credit limit at the end of each subsequent quarter by $750,000 plus 75% of the Company's excess cash flow (as defined in the agreement). Cash capital expenditures and dividend payments will be limited by the amendment to $850,000 and $150,000 per fiscal, year respectively.

At December 31, 1995, the Company's debt for the bank credit line was $8,630,000. The credit line limit changed from $12 million to $10 million effective January 1, 1996.

Management is taking steps to ensure that the Company will be able to comply with all of its covenants under the Loan Agreement in the future. However, should the bank decline to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend will be paid on June 11, 1996 to holders of record on May 28, 1996. The dividend was reduced from $.015 per share quarterly to $.015 per share semi-annually. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

The Company believes it will realize substantial benefits from the use of federal employer tax credits and state NOL carryforwards to reduce future federal and state income tax liabilities. If the Company's results of operations continue to decline or do not timely achieve levels needed to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income.

In the quarter ended December 31, 1995, deferred tax assets of $131,000 reversed, due primarily to the payment of restructuring and non-qualified compensation plan liabilities, and the reversal of book-tax fixed asset basis differences.


Results of Operations

Sales decreased $3,450,000 (16.5%) for the three-months ended
December 31, 1995 compared to the same period last year. Four new restaurants added sales of $734,000 for the quarter. The 12 restaurants closed in fiscal 1995 represented $1.8 million in sales in the prior year quarter, and comparable-store (stores open throughout all of both periods) sales were down 12.7% for the quarter.

Average sales for restaurants open throughout the current three-month period were $270,000 compared to $292,000 for the same period a year ago, down 7.5%. Responding to lower sales, the Company began to use its new television advertising campaign in the last week of December 1995. Early results are encouraging but not conclusive.

Food costs as a percentage of sales held at 28.4% for current and prior year quarters ended December 31.

Restaurant labor and related expenses decreased 0.1% of sales for the current quarter compared to the same period in fiscal 1995 due to the Company's labor control program.

Restaurant operating expenses increased 0.1% of sales for the current three-month period versus the same quarter last year. The effect of lower comparable-store sales on relatively fixed operating costs such as rent, property taxes and utilities caused an increase of about 1.2% of sales, which was offset by lower advertising costs. The Company began limited testing of its new television ads in the last week of December 1995, but bought much more TV time in the quarter ended December 31, 1994.

Depreciation and amortization decreased $153,000 for the three-months ended December 31, 1995 compared to the prior year. Reductions from restaurant closings and impairments were partially offset by the opening of four new restaurants in Pasadena, Baytown, and Galveston, Texas and in Guadalajara, Mexico.

General and administrative expenses increased 1.0% of sales versus the prior year quarter due to the effect of lower sales, despite a decline of $63,000. Management has taken several steps to lower the relatively fixed general and administrative costs and expects future quarters to approximate prior year costs as a percentage of sales.

Interest expense increased $82,000 for the current quarter compared to the same period in fiscal 1995 due to increased debt, higher interest rates and less interest capitalization due to reduced construction activity.

The benefit for income taxes was $247,000 for the quarter, an effective rate of about 41%, versus an effective rate of 38.4% for fiscal year 1995. Both effective rates are maximized by the Company's tax planning strategies considering its net loss results.

Due to lower sales and other factors discussed above, the Company reported a net loss of $356,000 for the quarter ended December 31, 1995 versus a net loss of $279,000 for the same period last year. The restaurant industry is intensely competitive, and the Company's future earnings depend largely on reversing the trend of declining unit sales.


Other Uncertainties and Trends

The Company opened its first foreign restaurant in Guadalajara, Mexico near the end of October 1995. Despite strong customer counts during the lunch period, sales were below expectations. Like many new restaurants, it incurred an operating loss in its first two months.

Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant, and, accordingly, an impairment charge of $812,000 was recorded during the quarter ended June 30, 1995.

However, the long-term impact of this economic crisis on the Company's restaurant operations is difficult to estimate. The Company has invested about $1.8 million in this restaurant and expects that some additional investment may be required. If the restaurant incurs negative cash flows or operating losses, more operating, impairment or restaurant closing losses may be recognized in future periods. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits Required by Item 601 of Regulation S-K

        Exhibit
        Number

            2   Not applicable
            4   Not applicable
            11  Not required--explanation of net earnings (loss) per
                share computation is contained in notes to consolidated condensed financial statements.
            15  Letter re: unaudited interim financial
                information
            18  Not applicable
            19  Not applicable
            22  Not applicable
            23  Not applicable
            24  Not applicable
            27  Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1995

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PANCHO'S MEXICAN BUFFET, INC.




      February 14, 1996        /s/ Hollis Taylor
                               Hollis Taylor, President and Chief
                               Executive Officer (Principal Executive
                               Officer)


      February 14, 1996        /s/ W. Brad Fagan
                               Brad Fagan, Vice President, Treasurer,
                               Controller and Assistant Secretary
                               (Principal Financial and Accounting
                               Officer)

                             EXHIBIT 15


Pancho's Mexican Buffet, Inc.:

We have made a review in accordance with standards established by the American Institute of Certified Public Accountants of the unaudited interim financial information of Pancho's Mexican Buffet, Inc. and subsidiaries for the three-months ended December 31, 1995 and 1994, as indicated in our report dated February 13, 1996. Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, is incorporated by reference in Registration Statements No.
2-86238 and No. 33-60178 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.






DELOITTE & TOUCHE LLP
Fort Worth, Texas
February 13, 1996