Form 10-Q
period 1996-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1996-05-14
CIK 75929

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.    20549


                              FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1996


_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

                                                YES   X    NO


Number of shares of Common Stock outstanding as of May 3, 1996:
4,397,559.

             PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                 INDEX

                                                            Page No.

                    PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Introduction                                                1

     Consolidated Condensed Balance Sheets,
       March 31, 1996 and September 30, 1995                     2

     Consolidated Condensed Statements of
       Operations for the Three-Months and Six-
       Months Ended March 31, 1996 and 1995                      3

     Consolidated Condensed Statements of Cash
       Flows for the Six-Months Ended March
       31, 1996 and 1995                                         4

     Notes to Consolidated Condensed Financial
       Statements                                                5

     Independent Accountants' Review Report                      7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        8


                      PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings (no response required)

Item 2.   Changes in Securities - see discussion in Note 3       5

Item 3.   Defaults Upon Senior Securities (no
            response required)

Item 4.   Submission of Matters to a Vote of
            Security Holders (no response required)

Item 5.   Other Information (no response required)

Item 6.   Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                       14

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 1996 and for the three-month and six-month periods ended March 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1996.

      Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 1996 and for the three-month and six-month periods ended March 31, 1996 and 1995 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)
                                                           March 31,        September 30,
                                                             1996               1995
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $   1,352,000      $   1,199,000
    Accounts and notes receivable-current portion             475,000            486,000
    Income taxes receivable                                   190,000          1,227,000
    Inventories                                               660,000            907,000
    Prepaid expenses                                          252,000            267,000
    Deferred income taxes                                     251,000            294,000
        Total current assets                                3,180,000          4,380,000

PROPERTY, PLANT AND EQUIPMENT (AT COST):
    Land                                                    3,446,000          3,446,000
    Buildings                                              10,468,000         10,346,000
    Leasehold improvements                                 22,187,000         22,465,000
    Equipment and furniture                                29,197,000         29,612,000
    Construction in progress                                   18,000            517,000
        Total                                              65,316,000         66,386,000
    Less accumulated depreciation and amortization        (31,066,000)       (30,353,000)
             Property, plant and equipment-net             34,250,000         36,033,000

OTHER ASSETS:
    Deferred income taxes                                   2,887,000          2,909,000
    Other, including noncurrent portion of receivables        945,000          1,065,000
        Total other assets                                  3,832,000          3,974,000

            TOTAL                                       $  41,262,000      $  44,387,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,389,000      $   1,209,000
    Accrued wages and bonuses                               2,224,000          2,141,000
    Other current liabilities                               1,544,000          2,120,000
        Total current liabilities                           5,157,000          5,470,000

OTHER LIABILITIES:
    Long-term debt                                          6,284,000          8,705,000
    Accrued insurance costs                                 3,374,000          3,031,000
    Other                                                     108,000            193,000
        Total other liabilities                             9,766,000         11,929,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,632,000         18,633,000
    Retained earnings                                       8,369,000          8,894,000
    Cumulative foreign currency translation adjustment       (572,000)          (449,000)
    Stock notes receivable from officers                     (530,000)          (530,000)
        Stockholders' equity                               26,339,000         26,988,000

            TOTAL                                       $  41,262,000      $  44,387,000

See notes to consolidated financial statements.

         PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (UNAUDITED)
<CAPTIONS>
                                                   Three Months Ended               Six Months Ended
                                                    March 31,                        March 31,
                                                       1996           1995              1996           1995
         SALES                                    $ 17,915,000   $ 19,868,000      $ 35,375,000   $ 40,778,000

         COSTS AND EXPENSES:
             Food costs                              4,880,000      5,801,000         9,847,000     11,744,000
             Restaurant labor and related expenses   6,551,000      7,540,000        13,321,000     15,670,000
             Restaurant operating expenses           4,188,000      4,586,000         8,051,000      9,197,000
             Depreciation and amortization             979,000      1,179,000         1,993,000      2,346,000
             General and administrative expenses     1,252,000      1,352,000         2,608,000      2,771,000
                 Total                              17,850,000     20,458,000        35,820,000     41,728,000

         OPERATING EARNINGS (LOSS)                      65,000       (590,000)         (445,000)      (950,000)

         INTEREST EXPENSE                             (161,000)      (131,000)         (344,000)      (232,000)

         OTHER, INCLUDING INTEREST INCOME               69,000         35,000           159,000         67,000

         EARNINGS (LOSS) BEFORE INCOME TAXES           (27,000)      (686,000)         (630,000)    (1,115,000)

         PROVISION (BENEFIT) FOR INCOME TAXES           10,000       (240,000)         (237,000)      (390,000)

         NET EARNINGS (LOSS)                      $    (37,000)  $   (446,000)     $   (393,000)  $   (725,000)


         NET  EARNINGS (LOSS) PER SHARE           $      (0.01)  $      (0.10)     $      (0.09)  $      (0.16)

         See notes to consolidated condensed financial statements.

               PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
<CAPTIONS>
                                                                          Six              Six
                                                                      Months Ended     Months Ended
                                                                        March 31,        March 31,
                                                                          1996             1995
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                   $     (393,000)  $     (725,000)
       Adjustments to reconcile net loss to net
         cash provided (used) by operating activities:

         Depreciation and amortization                                 1,993,000        2,346,000
         Provision (benefit) for deferred income taxes                    65,000          229,000
         Amortization of restaurant start-up costs                        26,000           63,000
         Payment of restaurant start-up costs                                             (23,000)
         (Gain) loss on sale of assets                                   (79,000)          (7,000)
         Changes in operating assets and liabilities:
           Accounts and notes receivable                                  (1,000)         234,000
           Income taxes receivable                                     1,037,000         (632,000)
           Inventories, prepaid expenses and other assets                279,000          293,000
           Accounts payable and accrued expenses                         (72,000)      (1,340,000)
             Total adjustments                                         3,248,000        1,163,000
               Net cash provided by operating activities               2,855,000          438,000

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Property additions                                               (280,000)      (4,592,000)
       Proceeds from sale of assets                                      131,000          157,000
       Other                                                               7,000
               Net cash (used in) investing activities                  (142,000)      (4,435,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                                             (22,000)
       Long-term borrowings                                           15,087,000       28,565,000
       Repayments of long-term borrowings                            (17,508,000)     (24,955,000)
       Proceeds from increase in minority interest                                        100,000
       Dividends paid                                                    (66,000)        (528,000)
               Net cash provided (used) by financing activities       (2,509,000)       3,182,000

     EFFECT OF FOREIGN EXCHANGE RATE
         CHANGE ON CASH                                                  (51,000)         (64,000)

     NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                153,000         (879,000)

     CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                           1,199,000        1,661,000

     CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                            $    1,352,000   $      782,000

     SUPPLEMENTAL INFORMATION:
       Income taxes paid                                          $       14,000   $       30,000
       Assets sold for notes receivable                                                   125,000
       Interest paid, net of capitalized amounts                         347,000          199,000

     See notes to consolidated condensed financial statements.




           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


1.  NET LOSS PER SHARE

    Net loss per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for the three-months and six-months ended March 31, 1996 and 1995.


2.  LONG-TERM DEBT

    The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to net losses incurred by the Company in the quarter ended December 31, 1995 and each of the three consecutive quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has granted permanent waivers for each of those specific covenant violations.

    In February 1996, the Loan Agreement was amended to reduce the revolving credit line to $8 million effective March 31, 1996 and extend its termination date to April 30, 1997. The amendment reduces the credit limit at the end of each subsequent quarter by $750,000 plus 75% of the Company's excess cash flow (as defined in the agreement). Cash capital expenditures and cash dividend payments are limited by the amendment to $850,000 and $150,000 per fiscal year, respectively.

    At March 31, 1996, the Company had $1,770,000 available under the bank credit line.


3.  STOCKHOLDERS' RIGHTS PLAN AND PREFERRED STOCK PURCHASE RIGHTS

    In January 1996, the Company's Board of Directors adopted a Stockholders' Rights Plan to replace a similar plan which expired on March 31, 1996. Under the new plan, the Company declared a dividend distribution of one preferred share purchase right (Right) for each share of common stock outstanding at the close of business on March 29, 1996. Each Right entitles the holder to buy one one-thousandth of a share of the Company's newly-designated Series A Junior Participating Preferred Stock, for the exercise price of $10 per one one-thousandth of a Preferred Share, subject to adjustment.

    If any person or group (other than certain current stockholders and their affiliates, associates and successors, which may acquire up to 28%) acquires 15% of the Common Stock, all stockholders except the acquiring person (Acquiror) will be entitled to purchase Common Stock having twice the market value of the Rights exercise price. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power, all of the Stockholders, other than the Acquiror, will be entitled to purchase Common Shares of the other person having twice the market value of the exercise price.
    Under the Plan's exchange provision, any time after such an acquisition but before any person acquires a majority of the Common Stock, the Board of Directors may exchange all or part of the outstanding Rights (other than the Rights of the Acquiror) for Common Stock at a ratio of one Right per share.

    The Rights trade with the common stock, and are not exercisable or transferable apart from the common stock until 10 days after a person or group acquires, or announces a tender offer for, 15% or more of the Company's outstanding common stock. Before acquisition by someone of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable by the Board for $.01 per Right. The Rights expire on March 27, 2006.

    Under the Plan, the Company's Board of Directors has designated 10,000 shares of preferred stock as Series A Junior Participating Preferred Stock. This designation is part of the 500,000 shares of preferred stock, par value $10, previously authorized, none is issued.


4.  CASH DIVIDEND

    On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend will be paid on June 11, 1996 to holders of record on May 28, 1996. On December 12, 1995, the Company paid a cash dividend of $.015 per common share to holders of record on November 28, 1995.

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 1996, the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 1996 and 1995, and the consolidated condensed statements of cash flows for the six-month periods ended March 31, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Fort Worth, Texas
May 1, 1996

                   PART I -- FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

As of March 31, 1996 the Company's current ratio was 0.6 to 1, down
0.3 from September 30, 1995. The current ratio decreased mainly because about $1 million received for income taxes receivable was used to reduce long-term debt. Cash and cash equivalents increased $153,000 in the six-month period to $1,352,000 at March 31, 1996, as cash provided by operations exceeded cash used in investing and financing activities.

Net operating cash flow increased $2.4 million for the six-months ended March 31, 1996 versus the same period last year. The increase in positive cash flow was due largely to the receipt of about $1 million of income tax refunds, and the prior year accounts payable reduction of $1.3 million was not repeated. Operating margins also contributed more cash as the first half net loss was $332,000 lower than last year.

The Company invested $280,000 cash for property additions in the six-months ended March 31, 1996, primarily to remodel existing restaurants and complete the Guadalajara location, which opened in October 1995. The Company received $131,000 from sale of excess equipment. No other new locations have been opened or under construction in fiscal 1996.

No new restaurants are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital spending to remodel existing restaurants and to install restaurant computer systems will continue within the constraints of available cash flows and the loan agreement restriction of $850,000 per fiscal year (see Note 2 to the consolidated condensed financial statements).

In the half-year ended March 31, 1995, the Company invested $4.6 million cash, primarily to build four new restaurants, remodel existing locations and install new restaurant computer systems.

Financing activities used net cash of $2,509,000 in the current six-month period, as long-term debt was reduced by $2.4 million and a cash dividend of $66,000 was paid. In the half-year ended March 31, 1995, financing activities provided net cash of $3.2 million, from net long-term borrowings of $3.6 million, primarily to fund new restaurant construction, less dividends of $528,000.

On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend, changing from quarterly dividends. The dividend will be paid on June 11, 1996 to holders of record on May 28, 1996. On December 12, 1995, the Company paid a cash dividend of $.015 per common share to holders of record on November 28,1995.

The current loan agreement limits cash dividends to $150,000 per fiscal year. As the Company paid $66,000 for cash dividends in December 1995 and will pay another $66,000 in June 1996, no other cash dividends are planned for fiscal 1996. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to the net losses incurred by the Company in the quarter ended December 31, 1995 and each of the three quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has granted permanent waivers for each of those specific covenant violations.

In February 1996, the Loan Agreement was amended to reduce the revolving credit line to $8 million effective March 31, 1996 and extend its termination date to April 30, 1997. The amended agreement reduces the credit limit at the end of each subsequent quarter by $750,000 plus 75% of the Company's excess cash flow (as defined in the agreement). Cash capital expenditures and dividend payments are limited by the amendment to $850,000 and $150,000 per fiscal year, respectively.

At March 31, 1996, the Company had $1,770,000 available under the bank credit line.

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

The Company believes it will realize substantial benefits from using federal employer tax credits and state NOL carryforwards to reduce future federal and state income tax liabilities. If the Company's results of operations do not timely achieve levels needed to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income.

In the six-months ended March 31, 1996, deferred tax assets reversed a net amount of $65,000, due primarily to the payment of restructuring and non-qualified compensation plan liabilities, and the reversal of book-tax fixed asset basis differences, partially offset by increased insurance reserves.


Results of Operations

Sales decreased $5,403,000 (13.2%) and $1,953,000 (9.8%) for the six-months and three-months ended March 31, 1996 compared to the same periods last year. The 12 restaurants closed in fiscal 1995 represented $3.6 million and $1.8 million in sales in the half and quarter ended March 31, 1995. Same-store (stores open throughout all of the current and prior year periods) sales were down 8.9% and 5.3% in the current six-month period and quarter, respectively. Four new restaurants opened since October 1994 added sales of $1,350,000 for the current half and $734,000 for the current quarter.

Average sales for restaurants open throughout the first half-year were down 3.2%, to $547,000, compared to the same period last year. Average sales for restaurants open throughout the current quarter were $277,000 versus $276,000 for the second quarter of fiscal 1995.

Food costs were down 1% of sales for the six-months and 2% of sales for the three-months ended March 31, 1996 compared with the same periods in fiscal 1995. The decreases resulted from more cost-efficient preparation methods and recipes combined with changes in food offerings, implemented to maintain or improve quality while lowering costs. High food costs relative to menu pricing in the Guadalajara restaurant inflated the Company's year-to-date food costs by 0.2% of sales.

Restaurant labor and related expenses decreased 0.7% of sales and 1.4% of sales for the current six-months and three-months, respectively, compared to the same period in fiscal 1995. These reductions overcame an increase in restaurant management bonuses of 0.3% and 0.4% of sales for the current half and quarter, respectively, due to improved operating results. The Company's continuing labor control program, based on variable scheduling guidelines with intensive supervisory review, provided the improvement.

Restaurant operating expenses increased 0.2% of sales and 0.3% of sales for the current six-month and three-month periods versus the same periods last year, despite dollar savings of $1,146,000 and $398,000, respectively. The percentage increases resulted primarily from inclusion of sales and operating costs for the Guadalajara restaurant, where generally fixed operating costs are high relative to low sales.

Depreciation and amortization decreased $353,000 and $200,000 for the six-months and three-months ended March 31, 1996 from the same periods in fiscal 1995. Reductions from restaurant closings and impairments were partially offset by the opening of four new restaurants since October 1994, in Pasadena, Baytown, and Galveston, Texas and in Guadalajara, Mexico.

General and administrative expenses were up 0.6% of sales for the six-months ended March 31, 1996 versus the same period in fiscal 1995. The year-to-date percentage increase resulted from the effect of lower sales despite a $163,000 expense reduction. Lower sales for the current quarter also increased general and administrative expenses 0.2% of sales versus the prior year quarter despite a $100,000 cost reduction.

Interest expense rose $112,000 year-to-date compared to the same period in fiscal 1995 due to higher interest rates and less interest capitalization due to reduced construction activity. For the quarter ended March 31, interest expense was $30,000 higher in 1996 than in 1995, but $22,000 lower than the first quarter of fiscal 1996, as the Company significantly reduced its debt in the second quarter. The Company plans to continue reducing its debt, which should yield lower interest expense each quarter, barring major interest rate increases.

The benefit for income taxes was $237,000 for the current six-months, an effective rate of about 37.6%, versus an effective rate of 38.4% for fiscal year 1995. Both effective benefit rates reflect the Company's tax planning strategies considering its net loss results. Despite its consolidated second quarter loss, the Company recognized a $10,000 provision for income taxes for its U.S. operating results.

Due to lower sales and other factors discussed above, the Company reported net losses of $393,000 and $37,000 for the six-months and three-months ended March 31, 1996 versus losses of $725,000 and $446,000 for the same periods last year. The second quarter of fiscal 1996 reflected significantly improved margins that resulted from intensive food and labor cost control programs by the Company, combined with less severe sales declines. The Company's future earnings depend largely on maintaining tight cost controls and improving sales in the highly-competitive restaurant industry.


Other Uncertainties and Trends

Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant, and, accordingly, an impairment charge of $812,000 was recorded during the quarter ended June 30, 1995.

The long-term impact of this economic crisis on the Company's restaurant operations is difficult to estimate. Since opening in late October 1995, sales for the Company's Guadalajara restaurant have been lower than expected, resulting in a net operating loss for that location's first five months of operation. Management is currently evaluating methods to improve sales and reduce costs.

The Company has invested about $1.8 million in this restaurant and expects that some additional investment may be required. If the restaurant continues to incur negative cash flows or operating losses, more operating, impairment or restaurant closing losses may be recognized in future periods. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the net effect of foreign currency exchange rate changes for the investment in Mexican operations is shown in the Cumulative foreign currency translation adjustment in Stockholders' Equity. If the Mexican operations were disposed or abandoned, then the Cumulative foreign currency translation adjustment balance would result in a charge to earnings. The debit balance for this item increased $123,000 to $572,000 at March 31, 1996 from September 30, 1995, as the Mexican peso was further devalued versus the U.S. dollar.

A large number of the Company's restaurant employees are paid at or near the federal minimum wage, so an increase in the minimum wage would affect the Company's labor costs.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits Required by Item 601 of Regulation S-K

          Exhibit
          Number

            2       Not applicable
            4       Not applicable
            10(u)   Fourth Amendment to Revolving Credit and Term
                    Loan Agreement
            11      Not required--explanation of net earnings (loss)
                    per share computation is contained in notes to
                    consolidated condensed financial statements.
            15      Letter re: unaudited interim financial information
            18      Not applicable
            19      Not applicable
            22      Not applicable
            23      Not applicable
            24      Not applicable
            27      Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1996

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PANCHO'S MEXICAN BUFFET, INC.




      May 14, 1996             /s/ Hollis Taylor
                               Hollis Taylor, President and Chief
                               Executive Officer (Principal Executive
                               Officer)


      May 14, 1996             /s/ W. Brad Fagan
                               Brad Fagan, Vice President, Treasurer,
                               Controller and Assistant Secretary
                               (Principal Financial and Accounting
                               Officer)