Form 10-Q
period 1996-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1996-08-13
CIK 75929

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.    20549


                              FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996

                                 OR

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

                                                YES   X    NO


Number of shares of Common Stock outstanding as of August 7, 1996:
4,397,559.

             PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                 INDEX

                                                            Page No.

                    PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Introduction                                                1

     Consolidated Condensed Balance Sheets,
       June 30, 1996 and September 30, 1995 (unaudited)          2

     Consolidated Condensed Statements of Operations
       for the Three-Months and Nine-Months Ended
       June 30, 1996 and 1995 (unaudited)                        3

     Consolidated Condensed Statements of Cash Flows
       for the Nine-Months Ended June 30, 1996
       and 1995 (unaudited)                                      4

     Notes to Consolidated Condensed Financial Statements        6

     Independent Accountants' Review Report                      7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        8


                      PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings (no response required)

Item 2.   Changes in Securities - see discussion in Note 3       5

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

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The consolidated condensed financial statements included herein have been prepared by the Company without audit as of June 30, 1996 and for the three-month and nine-month periods ended June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1996.

      Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 1996 and for the three-month and nine-month periods ended June 30, 1996 and 1995 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                                           June 30,         September 30,
                                                             1996               1995

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $   1,061,000      $   1,199,000
    Accounts and notes receivable-current portion             251,000            486,000
    Income taxes receivable                                    15,000          1,227,000
    Inventories                                               646,000            907,000
    Prepaid expenses                                          106,000            267,000
    Deferred income taxes                                     264,000            294,000
        Total current assets                                2,343,000          4,380,000

PROPERTY, PLANT AND EQUIPMENT (AT COST):
    Land                                                    3,446,000          3,446,000
    Buildings                                              10,535,000         10,346,000
    Leasehold improvements                                 22,663,000         22,465,000
    Equipment and furniture                                28,824,000         29,612,000
    Construction in progress                                                     517,000
        Total                                              65,468,000         66,386,000
    Less accumulated depreciation and amortization        (31,804,000)       (30,353,000)
             Property, plant and equipment-net             33,664,000         36,033,000

OTHER ASSETS:
    Deferred income taxes                                   2,942,000          2,909,000
    Other, including noncurrent portion of receivables        845,000          1,065,000
        Total other assets                                  3,787,000          3,974,000

            TOTAL                                       $  39,794,000      $  44,387,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,190,000      $   1,209,000
    Accrued wages and bonuses                               1,700,000          2,141,000
    Other current liabilities                               1,846,000          2,120,000
        Total current liabilities                           4,736,000          5,470,000

OTHER LIABILITIES:
    Long-term debt                                          5,248,000          8,705,000
    Accrued insurance costs                                 3,176,000          3,031,000
    Other                                                      50,000            193,000
        Total other liabilities                             8,474,000         11,929,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,632,000         18,633,000
    Retained earnings                                       8,490,000          8,894,000
    Cumulative foreign currency translation adjustment       (515,000)          (449,000)
    Stock notes receivable from officers                     (463,000)          (530,000)
        Stockholders' equity                               26,584,000         26,988,000

            TOTAL                                       $  39,794,000      $  44,387,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED)


                                          Three Months Ended June 30     Nine Months Ended June 30,
                                              1996          1995             1996          1995
SALES                                     $ 18,005,000  $ 20,596,000     $ 53,380,000  $ 61,374,000

COSTS AND EXPENSES:
    Food costs                               4,870,000     5,859,000       14,717,000    17,603,000
    Restaurant labor and related expenses    6,651,000     7,559,000       19,972,000    23,229,000
    Restaurant operating expenses            4,079,000     4,876,000       12,130,000    14,073,000
    Depreciation and amortization              976,000     1,139,000        2,969,000     3,485,000
    General and administrative expenses      1,170,000     1,447,000        3,778,000     4,218,000
    Restructuring charges                                  7,572,000                      7,572,000
        Total                               17,746,000    28,452,000       53,566,000    70,180,000

OPERATING INCOME (LOSS)                        259,000    (7,856,000)        (186,000)   (8,806,000)

INTEREST EXPENSE                              (112,000)     (167,000)        (456,000)     (399,000)

OTHER, INCLUDING INTEREST INCOME                58,000       159,000          217,000       226,000

EARNINGS (LOSS) BEFORE INCOME TAXES            205,000    (7,864,000)        (425,000)   (8,979,000)

PROVISION (BENEFIT) FOR INCOME TAXES            84,000    (2,516,000)        (153,000)   (2,906,000)

NET EARNINGS (LOSS)                        $   121,000  $ (5,348,000)    $   (272,000) $ (6,073,000)


NET  EARNINGS (LOSS) PER SHARE             $      0.03  $      (1.22)    $     (0.06)  $      (1.38)


See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (UNAUDITED)

                                                    Nine Months      Nine Months
                                                   Ended June 30,   Ended June 30,
                                                        1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                             $     (272,000)  $   (6,073,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
      Restructuring charges                                             7,268,000
      Depreciation and amortization                    2,969,000        3,485,000
      Provision (benefit) for deferred income taxes       (4,000)      (2,268,000)
      Amortization of restaurant start-up costs           36,000           96,000
      Payment of restaurant start-up costs                                (62,000)
      (Gain) loss on sale of assets                     (109,000)           1,000
      Minority interest in net earnings (loss)                           (136,000)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                      219,000          394,000
      Income taxes receivable                          1,212,000         (651,000)
      Inventories, prepaid expenses and other asset      446,000          785,000
      Accounts payable and accrued expenses             (712,000)      (1,633,000)
      Other                                               33,000
          Total adjustments                            4,090,000        7,279,000
              Net cash provided by operating activi    3,818,000        1,206,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                    (621,000)      (6,545,000)
  Proceeds from sale of assets                           228,000          193,000
              Net cash (used in) investing activiti     (393,000)      (6,352,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                             (20,000)
  Long-term borrowings                                22,767,000       36,785,000
  Repayments of long-term borrowings                 (26,224,000)     (32,315,000)
  Proceeds from increase in minority interest                             100,000
  Dividends paid                                        (132,000)        (660,000)
  Payments received on officer stock notes                67,000           76,000
              Net cash provided (used) by financing   (3,542,000)       3,986,000

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                       (21,000)          28,000

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                    (138,000)      (1,132,000)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                1,199,000        1,661,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                 $    1,061,000   $      529,000

SUPPLEMENTAL INFORMATION:
  Income taxes paid                               $       14,000   $       30,000
  Assets sold for notes receivable                                        125,000
  Interest paid, net of capitalized amounts              450,000          369,000

See notes to consolidated condensed financial statements.

           PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


1.  NET LOSS PER SHARE

    Net loss per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for the three-months and nine-months ended June 30, 1996 and 1995.


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

    In June 1996, the Loan Agreement was amended to reduce the revolving credit line to $7.25 million effective June 30, 1996 and extend its termination date to July 31, 1997. The amendment reduces the credit limit at the end of each subsequent quarter by $750,000. It further reduces the limit by 75% of the Company's excess cash flow (as defined in the agreement) for each fiscal quarter on the last day of the first month after each quarter end. Cash capital expenditures and cash dividend payments are limited by the amendment to $850,000 and $150,000 per fiscal year, respectively.

    At June 30, 1996, the Company had $2,020,000 available under the bank credit line. The credit limit was reduced to $7,232,750 on July 31, 1996 based on excess cash flow for the quarter ended June 30, 1996. The Company had $2,942,250 available under the bank credit line on July 31, 1996.

    Management is taking steps to comply with all of the covenants under the Loan Agreement in the future. However, should the bank decline to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line.
    The Company could then be forced to seek alternative sources of financing.

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


4.  CASH DIVIDEND

    On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend was paid on June 11, 1996 to holders of record on May 28, 1996. On December 12, 1995, the Company paid a cash dividend of $.015 per common share to holders of record on November 28, 1995.

               INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of June 30, 1996, the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine-month periods ended June 30, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Fort Worth, Texas
August 1, 1996

                   PART I -- FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

As of June 30, 1996 the Company's current ratio was 0.5 to 1, down
0.3 from September 30, 1995. The current ratio decreased mainly because about $1.2 million received for income taxes receivable was used to reduce long-term debt. Cash and cash equivalents decreased $138,000 in the nine-month period to $1,061,000 at June 30, 1996, as cash provided by operations was used primarily to pay down long-term debt.

Net operating cash flow increased $2.6 million for the nine-months ended June 30, 1996 versus the same period last year. The increase in positive cash flow was due largely to the receipt of about $1.2 million of income tax refunds in 1996. Plus, in the nine-months ended June 30, 1995, the Company used $921,000 more to reduce accounts payable and accrued liabilities than for the same period in 1996.

The Company invested $621,000 cash for property additions in the nine-months ended June 30, 1996, primarily to remodel existing restaurants and complete the Guadalajara location, which opened in October 1995. The Company received $228,000 from the sale of excess equipment. No other new locations have been opened or under construction in fiscal 1996.

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

In the nine-months ended June 30, 1995, the Company invested $6.5 million cash, primarily to build four new restaurants, remodel existing locations and install new restaurant computer systems.

Financing activities used net cash of $3,542,000 in the current nine-month period, as long-term debt was reduced by $3.5 million and cash dividends of $132,000 were paid. In the nine-months ended June 30, 1995, financing activities provided net cash of $4.0 million, from net long-term borrowings of $4.5 million, primarily to fund new restaurant construction, less dividends of $660,000.

On January 24, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend, changing from quarterly dividends. The dividend was paid on June 11, 1996 to holders of record on May 28, 1996. On December 12, 1995, the Company paid a cash dividend of $.015 per common share to holders of record on November 28,1995.

The current loan agreement limits cash dividends to $150,000 per fiscal year. As the Company has paid $132,000 for cash dividends in fiscal 1996, no other cash dividends are planned for this fiscal year. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to the net losses incurred by the Company in the quarter ended December 31, 1995 and each of the three quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has granted permanent waivers for each of those specific covenant violations.

In June 1996, the Loan Agreement was amended to reduce the revolving credit line to $7.25 million effective June 30, 1996 and extend its termination date to July 31, 1997. The amendment reduces the credit limit at the end of each subsequent quarter by $750,000. It further reduces the credit limit by 75% of the Company's excess cash flow (as defined in the agreement) for each fiscal quarter on the first month end after each quarter end. Cash capital expenditures and dividend payments are limited by the amendment to $850,000 and $150,000 per fiscal year, respectively.

At June 30, 1996, the Company had $2,020,000 available under the bank credit line. On July 31, 1996, the credit limit was reduced to $7,232,750 based on excess cash flow for the quarter ended June 30, 1996. The Company had $2,942,250 available under the credit line on July 31, 1996.

Management is taking steps to comply with all of the covenants under the Loan Agreement in the future. However, should the bank decline to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

The Company believes it will realize substantial benefits from using federal employer tax credits and carryforwards and state NOL carryforwards to reduce future federal and state income tax liabilities. If the Company's results of operations do not timely achieve levels needed to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income.

In the nine-months ended June 30, 1996, deferred tax assets increased a net amount of $3000, due primarily to tax benefits from the current operating loss, more employment tax credit carryforwards and more insurance reserves, mostly offset by net decreases in restructuring and other reserves and the reversal of tax-book basis differences.


Results of Operations

Sales decreased $7,994,000 (13.0%) and $2,591,000 (12.6%) for the nine-months and three-months ended June 30, 1996 compared to the same periods last year. The 12 restaurants closed in fiscal 1995 represented $5.2 million and $1.6 million of the sales decrease from the nine-months and quarter ended June 30, 1995. Same-store (stores open throughout all of the current and prior year periods) sales were down 8.5% and 8.2% in the current nine-month period and quarter, respectively. Four new restaurants opened since October 1994 added sales of $1,802,000 for the current nine months and $451,000 for the current quarter.

Average sales for restaurants open throughout the first nine months were down 6.8%, to $826,000, compared to the same period last year. Average sales for restaurants open throughout the current quarter were $279,000 versus $299,000 for the third quarter of fiscal 1995.

Food costs were down 1.1% of sales for the nine-months and 1.4% of sales for the three-months ended June 30, 1996 compared with the same periods in fiscal 1995. The decreases resulted from more cost-efficient preparation methods and recipes combined with changes in food offerings, implemented to maintain or improve quality while lowering costs.

Restaurant labor and related expenses were down 0.4% of sales for the nine-month period, but up 0.2% for the third quarter 1996 versus the third quarter 1995, due to an equal increase in restaurant management bonuses. By executing a rigorous labor control program, management has maintained fairly stable labor cost percentage of sales comparisons despite declining sales.

New federal minimum wage levels are expected to become effective
October 1, 1996. The Company plans to offset the labor cost increases due to new minimum wage levels with price increases.

For the nine-months ended June 30, restaurant operating costs were down 0.2% of sales versus the same period last year, due principally to lower advertising expenses. Restaurant operating expenses decreased 1.0% of sales for the current quarter from the prior year quarter, due to lower advertising costs and other cost reductions.

Depreciation and amortization decreased $516,000 and $163,000 for the nine-months and three-months ended June 30, 1996 from the same periods in fiscal 1995. Reductions from restaurant closings and impairments were partially offset by the opening of four new restaurants since October 1994, in Pasadena, Baytown, and Galveston, Texas and in Guadalajara, Mexico.

General and administrative expenses were up 0.2% of sales for the nine-months ended June 30, 1996 versus the same period in fiscal 1995. The year-to-date percentage increase resulted from the effect of lower sales despite a $440,000 expense reduction. For the quarter ended June 30, general and administrative expenses decreased 0.5% of sales in 1996 versus 1995, due primarily to staff reductions and other cost cutting efforts.

In June 1995, the Company adopted a restructuring plan in an effort to return to profitability. Under the plan, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs of the restaurant closings. The impairment charge was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of." Sales for the nine closed locations were $1,442,000 and $4,652,000, respectively, for the three-months and nine-months ended June 30, 1995.

Interest expense rose $57,000 year-to-date compared to the same period in fiscal 1995 due to higher interest rates and less interest capitalization due to reduced construction activity. Interest expense was $55,000 lower for the third quarter of fiscal 1996 than in 1995, and $39,000 lower than the second quarter of fiscal 1996, as the Company has significantly reduced its debt during 1996. The Company plans to continue reducing its debt, which should yield lower interest expense each quarter, barring major interest rate increases.

The benefit for income taxes was $153,000 for the current nine-months, an effective rate of about 36.0%, versus an effective rate of 38.4% for fiscal year 1995. Both effective benefit rates reflect the Company's tax planning strategies considering its net loss results, but 1996 includes losses in Mexico for which no tax benefit is recognized.

Due to the factors discussed above, the Company reported net losses of $272,000 and $6,073,000 for the nine-months ended June 30, 1996 and 1995, respectively. For the quarters ended June 30, the Company reported net income of $121,000 in 1996 versus a loss of $5,348,000 in 1995. The nine-months and quarter for fiscal 1996 showed sales declines that limited profitability despite extensive cost cutting programs by the Company. The Company's future earnings depend largely on improving sales and maintaining tight cost controls in the highly-competitive restaurant industry.


Other Uncertainties and Trends

Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant, and, accordingly, an impairment charge of $812,000 was recorded during the quarter ended June 30, 1995.

The long-term impact of this economic crisis on the Company's restaurant operations is difficult to estimate. Since opening in late October 1995, sales for the Company's Guadalajara restaurant have been lower than expected, resulting in a net operating loss for that location's first eight months of operation. Management is currently evaluating methods to improve sales and reduce costs. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.

The Company has invested about $1.8 million in this restaurant and expects that some additional investment may be required. If the restaurant continues to incur negative cash flows or operating losses, more operating, impairment or restaurant closing losses may be recognized in future periods.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the net effect of foreign currency exchange rate changes for the investment in Mexican operations is shown in the Cumulative foreign currency translation adjustment in Stockholders' Equity. If the Mexican operations were disposed or abandoned, then the Cumulative foreign currency translation adjustment balance would result in a charge to earnings. The debit balance for this item increased $66,000 to $515,000 at June 30, 1996 from September 30, 1995, as the Mexican peso was further devalued versus the U.S. dollar.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits Required by Item 601 of Regulation S-K

          Exhibit
          Number

            2       Not applicable
            4       Not applicable
            10(v)   Fifth Amendment to Revolving Credit and Term Loan
                    Agreement
            11      Not required--explanation of net earnings (loss)
                    per share computation is contained in notes to
                    consolidated condensed financial statements.
            15      Letter re: unaudited interim financial information
            18      Not applicable
            19      Not applicable
            22      Not applicable
            23      Not applicable
            24      Not applicable
            27      Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1996

                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PANCHO'S MEXICAN BUFFET, INC.




      August 13, 1996          /s/Hollis Taylor
                               Hollis Taylor, President and Chief
                               Executive Officer (Principal Executive
                               Officer)



      August 13, 1996          /s/W. Brad Fagan
                               Brad Fagan, Vice President, Treasurer,
                               Controller and Assistant Secretary
                               (Principal Financial and Accounting
                               Officer)