Form 10-K405
period 1996-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1996-12-18
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

 _____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                           YES   X     NO  ___

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ X ].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON NOVEMBER 30, 1996, BASED ON THE ACTUAL STOCK PRICE ON SUCH DATE WAS $6,484,700.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30,
1996:..................................................................4,397,559

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 22, 1997, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     The Company, Pancho's Mexican Buffet, Inc. and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet restaurant chain serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria, because it's "all-you-can-eat" at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant when a diner is at the table. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For more service, a diner simply raises the small flag on the table. The Company currently operates 65 restaurants located in the states of Texas (48), Louisiana (6), Arizona (5), Oklahoma (3) and New Mexico (2), and one in Guadalajara, Mexico.

     The Company opened its Guadalajara, Mexico restaurant in October, 1995. This operation is the result of a joint venture between the Company and one of its non-employee directors to test the Mexican market for possible expansion. No other new restaurants were opened in fiscal 1996, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt.

     Three new restaurants were opened in fiscal 1995 and nine were opened in fiscal 1994.

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

     The objective of the Pancho's concept is to combine the serving speed and economy of cafeteria-style service within an environment typical of table service restaurants. The customer selects and is served food and beverage items from the serving line. When the patron is seated a uniformed employee serves chips, hot sauce, sopaipillas (Mexican bread), beverage refills and more food on request for the "all-you-can-eat" patrons. This is a unique variation of the traditional cafeteria concept, providing full table service after a customer has completed selection from the service line. During fiscal 1993, the Company added self-service soup/salad bars and dessert bars to provide greater food variety and value.

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

     In addition to the "all-you-can-eat" buffet, the menu includes competitively-priced limited-selection plates (the Super Combo value meal), fajitas, a taco salad, soup/salad bar, and a child's plate. Children five years of age and under are served any three items free. Senior citizens who belong to Pancho's Seniors Club are given a 20% discount on their personal purchases. Beverages are priced separately. All menu items include the soup/salad bar and dessert bar.

     More than 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, enchiladas (five kinds), red chili stew, green chili stew, chili rellenos, chili con queso, three kinds of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Beverages are also available. Alcoholic beverages are served in 41 restaurants and accounted for 0.9% of the Company's sales for the year ended September 30, 1996. Pancho's restaurants offer food to go, which accounted for 9.5% of sales for the year ended September 30, 1996.

     The Company has standard procedures for customer service, sanitation, food preparation and other operational matters. Each restaurant is under the direction of a general manager, associate manager and production manager (chef). Additionally, higher volume units have a first assistant manager who typically has completed the Company's formal Manager Training Program. The basic three-manager team participates in an incentive compensation program based upon sales and profitability of their specific restaurant. Company Area Managers and Production Supervisors inspect the restaurants regularly and assist the unit management to assure compliance with quality standards set by the Company. They also participate in incentive compensation geared to the restaurant group for which they are responsible. Depending on the size of the restaurant and the time of the year, each Pancho's will have from 30 to 90 employees.

     Special attention is directed to personnel planning for new restaurants. "Blue Ribbon Teams" which assist in the opening of new restaurants are selected from existing restaurants on the basis of superior employee performance in all categories of restaurant operations. This program permits recognition of employee performance and ensures immediate compliance with Company standards of service in newly-opened restaurants.

MARKETING AND ADVERTISING

     From fiscal 1993 through fiscal 1996, the Company employed a mix of television, radio and newspaper advertising combined with local store marketing programs. Same-store sales increases in the fourth quarter of fiscal 1993 and the first three quarters of fiscal 1994 have since been offset by declining same-store sales. Management has concluded that television advertising is not efficient for the Company's size and market, and so plans to focus on local store marketing.

     Local store marketing efforts reach out to each restaurant's specific neighborhood customers. Restaurant managers are encouraged to participate in community affairs and, with the assistance of the general office, to cater school, church and other community events. Pancho's supports local schools with free meals for honor roll and perfect attendance students, and sponsors sports leagues for local children. There is a birthday club for children under twelve which serves the child free on his or her birthday and also provides a free pinata for the birthday celebration. A senior citizens program includes registered membership that entitles the member to a 20% discount.

     The Company has engaged the marketing consulting firm of Feltenstein Partners to assist in conducting market research, developing marketing strategy and tactics, and implementing marketing programs. The Company's previous market research is being updated in fiscal 1997. Local store marketing programs tailored to each restaurant will be implemented during 1997.

PURCHASING AND DISTRIBUTION

     The Company owns a warehouse and cold storage facility located at its headquarters in Fort Worth, Texas. Until September 1994, grocery products and supplies were distributed to the Company's restaurants from that facility.

     In July 1994, the Company entered into an agreement with The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. This agreement provided immediate benefits through increased delivery frequency at lower cost and decreased investment in inventory. SYGMA's nationwide distribution network will also allow the Company to develop new markets without capital investments to expand an internal distribution system. The SYGMA Network is a subsidiary of SYSCO Corporation, one of the nation's largest food service, marketing and distribution organizations. The SYGMA Network specializes in distribution for restaurant chains.

     The Company believes that its system of central purchasing and distribution is critical to control of product cost and quality and permits restaurant managers to concentrate on quality of food preparation and customer service. Some fresh produce and dairy products are purchased locally.

HUMAN RESOURCES

     On September 30, 1996, the Company had about 2,952 employees, of whom 72 were corporate personnel, 2,869 were employed in restaurants and 11 were employed in maintenance and construction.

     The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

COMPETITION

     All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant's control, including changes in population, traffic patterns and economic conditions. The Company's restaurants compete with a wide variety of value-priced and "all-you-can-eat" restaurants, ranging from national and regional restaurant chains to locally-owned restaurants. The Company believes that its principal competitive strengths lie in the value, variety and quality of food products served, in the distinctive atmosphere and food presentation, and in the strength of the Pancho's Mexican Buffet name.

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

     The sites of thirteen operating restaurants are owned by the Company. Fifty-two operating restaurants are occupied pursuant to lease agreements which have varying expiration dates into the year 2007. At September 30, 1996, the Company had remaining lease obligations on three closed Pancho's Mexican Buffet restaurant locations. As of November 30, 1996, one of these locations was subleased, and the Company is seeking to sublease two other sites, for which the lease terms expire in 1999 and 2003. Leases typically provide for a minimum rental based on the cost of improvements provided by the lessor and a maximum rental based upon the gross sales of the facility. The Company does not deem any individual restaurant lease to be significant in relation to its overall operations.

     The Company has leased its Fort Worth cold storage facility to a food manufacturing concern whose chairman and chief executive officer is a non-employee director of the Company. The remainder of the space formerly occupied by the Company's internal distribution operation is currently used for equipment and document storage, and is being held for future office expansion.

     In connection with its revolving credit and term loan agreement with a bank, the bank has a security interest in substantially all of the real property owned by the Company. Substantially all of the equipment and furniture used in the operation of the restaurants and the headquarters facility are owned by the Company.

     Information as to restaurant locations is set forth below:

ARIZONA:
Mesa
Phoenix-3
Tucson

LOUISIANA:
Baton Rouge
Bossier City
Chalmette
Lafayette
Metairie
Shreveport

MEXICO:
Guadalajara

NEW MEXICO:
Albuquerque-2

OKLAHOMA:
Oklahoma City-2
Tulsa

TEXAS:
Abilene
Amarillo
Arlington-3
Baytown
Beaumont
Burleson
Carrollton
College Station
Conroe
Corpus Christi*
Dallas-4
Denton
El Paso-2**
Euless
Fort Worth-3
Galveston
Garland
Houston-6
Humble
Irving
Killeen
League City
Lewisville
Longview
Lubbock
McAllen*
Mesquite
North Richland Hills
Pasadena
Plano
Richardson
San Antonio-2
Sherman
South Houston
Texarkana
Tyler
Waco
Windcrest

---------------

 * Operated by licensees

** Operated by A&A Foods

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                     POSITION AND OFFICE                PERIOD OF
      NAME                             WITH REGISTRANT               PRESENT OFFICE        AGE
                                ------------------------------  -------------------------  ---
Jesse Arrambide, III..........  Chairman of the Board and       Since December 9, 1994     44
                                  Chief Operations
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Hollis Taylor.................  Director and President and      Since August 10, 1979      60
                                  Chief Executive
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Samuel L. Carlson.............  Director and Senior Vice        Since December 21, 1988    60
                                  President, Administration
                                  and Secretary -- also
                                  Director and officer of
                                  subsidiary companies
Brad Fagan....................  Vice President, Treasurer,      Since September 29, 1995   37
                                  Controller and Assistant
                                  Secretary -- also Director
                                  and officer of subsidiary
                                  companies

     Jesse Arrambide, III has been a Director since 1977. He has been Chairman of the Board of Directors since August 1993, and Chief Operations Officer since December 1994. He was Vice President, Operations from November 1984 to August 1993.

     Hollis Taylor has been a Director since March 1974. He has been President and Chief Executive Officer since August 1979.

     Samuel L. Carlson has been a Director since November 1993. He has been Senior Vice President, Administration and Secretary since December 1988.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The Company's common stock is traded over-the-counter in the National Association of Securities Dealers, Inc. (NASDAQ) National Market System, under the symbol "PAMX." On November 30, 1996, the number of record holders was about 630 and the Company estimates that on that date there were an additional 1400 beneficial owners. The following table sets forth the quarterly high and low closing prices of the common stock, as reported by NASDAQ, for the calendar quarters indicated.

                           FISCAL QUARTER ENDED                           HIGH       LOW
    -------------------------------------------------------------------  ------     ------
    December 31, 1994..................................................  $9.625     $6.375
    March 31, 1995.....................................................   7.000      5.250
    June 30, 1995......................................................   5.625      3.875
    September 30, 1995.................................................   4.250      3.188
    December 31, 1995..................................................   3.750      2.625
    March 31, 1996.....................................................   3.500      2.250
    June 30, 1996......................................................   3.000      1.875
    September 30, 1996.................................................   2.563      1.875

COMMON STOCK DIVIDENDS

     The Company has paid cash dividends for the past 17 years. In 1996, cash dividends were $.03 per share. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the five fiscal years ended September 30, 1992 through 1996 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                           YEARS ENDED SEPTEMBER 30,

                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales....................................  $71,487     $80,893     $86,062     $75,968     $73,106
                                           -------     -------     -------     -------     -------
Costs and Expenses:
  Food costs.............................   19,681      22,910      23,347      20,956      19,727
  Restaurant labor and related
     expenses............................   26,561      30,400      30,806      27,256      25,896
  Restaurant operating expenses..........   16,508      18,376      19,134      16,014      14,576
  Depreciation and amortization..........    3,949       4,512       4,420       3,635       3,354
  General and administrative expenses....    5,067       5,547       5,475       5,203       5,234
  Restructuring charges..................                7,572        (264)
                                           -------     -------     -------     -------     -------
          Total..........................   71,766      89,317      82,918      73,064      68,787
                                           -------     -------     -------     -------     -------
Operating Income (Loss)..................     (279)     (8,424)      3,144       2,904       4,319
Interest Expense.........................     (540)       (590)        (34)
Other, Including Interest Income.........      269         309          66         147          73
                                           -------     -------     -------     -------     -------
Earnings (Loss) Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle...................     (550)     (8,705)      3,176       3,051       4,392
Provision (Benefit) for Income Taxes.....     (135)     (3,343)      1,101         937       1,470
                                           -------     -------     -------     -------     -------
Net Earnings (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle..............................     (415)     (5,362)      2,075       2,114       2,922
Cumulative Effect of Change in Accounting
  for Income Taxes.......................                                          722
                                           -------     -------     -------     -------     -------
Net Earnings (Loss)......................  $  (415)    $(5,362)    $ 2,075     $ 2,836     $ 2,922
                                           =======     =======     =======     =======     =======
Cash Dividends...........................  $   132     $   462     $ 1,056     $ 1,051     $   916
                                           =======     =======     =======     =======     =======
Per Share Data:
  Net earnings (loss) before cumulative
     effect of change in accounting
     principle...........................  $  (.09)    $ (1.22)    $   .47     $   .48     $   .67
  Net earnings (loss)....................     (.09)      (1.22)        .47         .64         .67
  Cash dividends.........................      .03        .105         .24         .24         .21
At Year End:
  Total assets...........................  $37,968     $44,387     $49,159     $43,092     $40,987
  Long-term debt.........................    3,489       8,705       5,840
  Stockholders' equity...................   26,521      26,988      33,155      31,783      30,777
  Number of restaurants..................       65          64          72          66          64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated: (i) items in the consolidated statements of operations as a percentage of sales; (ii) average restaurant sales; and (iii) the number of restaurants open at the end of each period.

                                                                       PERCENTAGE OF SALES
                                                                    YEARS ENDED SEPTEMBER 30,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   ------     ------     ------
Sales............................................................   100.0%     100.0%     100.0%
                                                                   ------     ------     ------
Costs and Expenses:
  Food Costs.....................................................    27.5       28.3       27.1
  Restaurant labor and related expenses..........................    37.2       37.6       35.8
  Restaurant operating expenses..................................    23.1       22.7       22.2
  Depreciation and amortization..................................     5.5        5.6        5.1
  General and administrative expenses............................     7.1        6.8        6.4
  Restructuring charges..........................................                9.4       (0.3)
                                                                   ------     ------     ------
          Total..................................................   100.4      110.4       96.3
                                                                   ------     ------     ------
Operating Income (Loss)..........................................    (0.4)     (10.4)       3.7
Interest Expense.................................................    (0.8)      (0.7)
Other, Including Interest Income.................................     0.4        0.3
                                                                   ------     ------     ------
Earnings (Loss) Before Income Taxes..............................    (0.8)     (10.8)       3.7
Provision (Benefit) for Income Taxes.............................    (0.2)      (4.2)       1.3
                                                                   ------     ------     ------
Net Earnings (Loss)..............................................    (0.6)%     (6.6)%      2.4%
                                                                   ======     ======     ======
Average Sales (In Thousands) for Restaurants Open Throughout the
  Period.........................................................  $1,106     $1,190     $1,219
Number of Restaurants Open at End of Period......................      65         64         72

  Fiscal 1996 Compared to Fiscal 1995

     Sales decreased $9,406,000 in fiscal 1996 due to lower same-store sales and restaurant closings in fiscal 1995.

     Same-store sales were down 7.8% in fiscal 1996 compared with a decrease of 11.5% in 1995. As shown in the chart below, comparable-store sales decreases continued to be significant, but the rate of decrease was less severe in 1996.

                       COMPARABLE-STORE SALES BY QUARTER

                                                           1996       1995       1994
                                                           -----      -----      -----
        1st Quarter......................................  -12.7%     - 9.6%     +14.3%
        2nd Quarter......................................  - 5.3      -11.3      +15.1
        3rd Quarter......................................  - 8.2      -11.8      + 9.2
        4th Quarter......................................  - 6.5      -11.7      - 6.2
             Fiscal Year.................................  - 7.8      -11.5      + 7.6

     Stores open all of fiscal 1996 averaged sales of $1,106,000, a decrease of 7.1% from 1995. Fourth quarter average store sales were down 5.6% in fiscal 1996 versus 1995. This trend continued into fiscal 1997, as October 1996 average unit sales were down 6.6% compared with October 1995. As with same-store sales, the average sales comparisons are a significant concern despite less severe rates of decline.

     The Company has engaged the marketing consulting firm of Feltenstein Partners to assist in conducting market research, developing marketing strategy and tactics, and implementing marketing programs. Market research will be updated in fiscal 1997, and local store marketing programs tailored to each restaurant will be implemented. Management plans to evaluate all elements of pricing, atmosphere, quality and service for opportunities to bolster sales.

     The Company closed nine restaurants under a June 1995 restructuring plan and closed three others in the ordinary course of business in fiscal 1995. The closed locations contributed $5,430,000 in sales in fiscal 1995. Each closed unit had been producing well below company average sales per unit. No other closings are currently planned, but management will continue to evaluate operating margins and consider closing other locations based on operating results and cash flow.

     The Guadalajara, Mexico restaurant was opened in October 1995, and three new restaurants were opened in fiscal 1995. These four new restaurants contributed $1,615,000 more sales in fiscal 1996 than in 1995. No new restaurants are planned for fiscal 1997, as the Company plans to focus on improving same-store sales and operating margins at its existing locations before adding new locations.

     Food costs decreased 0.8% of sales for fiscal 1996 compared to the prior year. Increased costs for some items were more than offset by ingredient changes, more efficient usage and effective purchasing. Fourth quarter food costs increased 0.2% of sales in fiscal 1996 versus fiscal 1995.

     Labor and related expenses were down 0.4% of sales in 1996 due to lower benefits costs. Proactive risk management helped the Company reduce its costs for the Voluntary Employee Injury Benefit (VEIB) Plan (see Note 7 to the consolidated financial statements) by 0.3% of sales from fiscal 1995 to fiscal 1996. Based on lower than expected claims costs for prior years, the Company received a $128,000 refund from its previous health insurance provider, which contributed to a 0.2% of sales decline in employee health insurance expenses for fiscal 1996.

     Despite disappointing restaurant margins, incentive compensation was up 0.1% of sales for fiscal 1996. The Company increased bonus expense by introducing additional bonus programs for restaurant service and management personnel to provide increased incentives for excellent service. In fiscal 1996, the Company absorbed a 2.1% increase in average hourly wages by reducing overtime worked and achieving a better sales per hour worked ratio. This management focus on labor cost controls maintained other labor-related costs about stable despite the effect of lower sales and general wage inflation.

     The fiscal 1996 fourth quarter labor and related expenses were 0.3% of sales lower than in the fourth quarter of fiscal 1995, reflecting continued emphasis on labor cost control.

     The federal minimum wage increased $0.50 per hour effective October 1, 1996, the first day of the Company's fiscal 1997. The Company plans to offset the labor cost increase from the higher minimum wage with price increases. An increasingly tight labor market will also contribute to general wage inflation. Higher wages will make it difficult for the Company to achieve further reductions in labor and related costs unless the sales trend improves.

     Pancho's prepares a large quantity and variety of fresh food in small batches throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service and food preparation makes it difficult to reduce labor costs in proportion to recent sales declines, as staffing cannot be reduced below certain levels to maintain Pancho's standards.

     Restaurant operating expenses were up 0.4% in fiscal 1996. The increase was due mainly to the effect of lower sales on expenses that are fixed or semi-fixed, such as rent and utilities.

     The fourth quarter of fiscal 1996 reflected an increase in restaurant operating costs of 2.2% of sales compared with the fourth quarter of 1995. Fourth quarter advertising costs increased 1.2% of sales due to increased spending on broadcast, newspaper and billboard media. Occupancy costs were up 0.8% of sales versus the prior year quarter due primarily to lower sales compared with generally fixed costs.

     Depreciation and amortization decreased $563,000 in fiscal year 1996, down 0.1% of sales, due to the asset write-downs taken in the June 1995 restructuring. Fourth quarter depreciation expense was up 0.1% of sales in fiscal 1996 due to lower sales despite being $49,000 lower.

     General and administrative expenses rose 0.3% of sales for the year and fourth quarter in fiscal 1996 versus 1995. The percentage increase resulted from the effect of lower sales despite cost savings from staff reductions and other cost cutting measures of $480,000 and $40,000 for the year and quarter, respectively.

     No restructuring or asset impairment charges were incurred in fiscal 1996. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed Of", the Company performed a review of its restaurants and of long-lived assets held for sale or future use to evaluate the realizability of the assets' carrying values. Based on current and expected future cash flows, Management believes that the carrying costs of the Company's long-lived assets will be realized.

     The Company recorded a charge of $7.6 million during the third quarter of 1995 for asset impairments and store closings. The asset impairments primarily resulted from the closing of 9 restaurants in June 1995, the write-down of asset values in 7 restaurants that were kept in operation despite low sales, and the write-down of the Company's restaurant in Guadalajara, Mexico. One of the impaired locations, in Tulsa, Oklahoma, was subsequently closed, with no additional impairment charges incurred. The 1995 charge also included asset impairments on new and used equipment inventory and property held for disposition, as well as exit and carrying costs for the closed locations.

     Of the $948,000 charged under the restructuring for carrying costs and exit costs related to closed locations, $173,000 remained in restructuring reserves, included in current liabilities, at September 30, 1996. The Company has continuing lease obligations and carrying costs through 2003 which are charged against that reserve on two closed locations which the Company is seeking to sub-lease. The Company also has sub-leased out one other closed location, but may be liable for additional lease payments or damages if the sub-lessee is unable to meet its obligations. The Company expects the reserve to be fully depleted in fiscal 1997. If the Company is unable to sub-lease the remaining locations or incurs additional liabilities related to the location it has already sub-leased, additional expenses may be recognized in fiscal 1997 or later for carrying or exit costs for closed locations.

     The Company realized a net gain on sale of assets of $141,000 in fiscal 1996, and Management believes that long-lived assets carried for sale or future use are carried at the lower of cost or net realizable value. If conditions change and future circumstances indicate that long-lived assets are carried at more than future cash flows or fair market value, then additional asset impairment charges would be necessary.

     In fiscal 1996, interest expense was $50,000 lower than in 1995 due to a decreasing debt balance, partially offset by slightly higher interest rates and no capitalization of interest in fiscal 1996. Outstanding debt has decreased from a quarterly high of $10,310,000 on June 30, 1995 to $3,640,000 on September 30, 1996. As outstanding debt decreased, interest expense steadily declined, from $191,000 in the fourth quarter of fiscal 1995 to $84,000 in the fourth quarter of fiscal 1996. Interest expense is expected to continue falling in fiscal 1997 as debt is reduced.

     Due to the factors discussed above, the Company reported net losses of $415,000 and $5,362,000 for fiscal years 1996 and 1995, respectively. The 1996 loss resulted from lower sales that could not be fully-offset with the benefits of cost control measures. The Company's future earnings depend largely on improving sales and maintaining tight cost controls in the highly-competitive restaurant industry.

     SFAS No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company for the fiscal year beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

  Provision for Income Taxes

     The effective tax rate in fiscal 1996 was a benefit of 24.6% of the total loss before income taxes, compared to a benefit of 38.4% for fiscal 1995 and a provision of 34.7% for fiscal 1994. The rate was relatively low for fiscal 1996 due to the net operating loss for the Guadalajara, Mexico restaurant which opened in fiscal 1996, and for which no tax benefit was recognized. As detailed in Note 5 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to the effects of state income taxes, federal employer tax credits and the results of foreign operations.

     Significant current and deferred income tax benefits were recognized in 1995, resulting primarily from the restructuring charges and operating losses. Income taxes receivable and deferred tax assets were recorded for these benefits based on tax loss carry back opportunities and the Company's long history of and expected future taxable income. No tax benefits were recognized for the write down of assets in Mexico. The entire income tax receivable balance of $1.2 million at September 30, 1995 was received by March 31, 1996.

     Additional current and deferred income tax benefits were recognized for 1996, resulting primarily from operating losses. The income tax receivable of $186,000 at September 30, 1996 is expected to be received in March 1997.

     Net deferred tax assets decreased $186,000, to $3,017,000 from September 30, 1995 to September 30, 1996. The decrease is due mainly to the reversal of tax-book differences for fixed assets and the realization of tax benefits as restructuring reserves were actually paid. These decreases were partially offset by the tax loss, which increased the federal alternative minimum tax carryforwards and the state net operating loss (NOL) carryforwards. The valuation allowance was increased to $43,000 from $25,000 based on the expectation that not all the state NOL carryforwards will be realized before they expire. Note 5 to the consolidated financial statements identifies the components of the deferred tax assets and liabilities.

     The deferred federal tax assets totaled $2,514,000 at September 30, 1996. Of that amount $321,000 were employer tax credits which expire in fiscal years 2009 through 2011. No other federal tax assets have expiration dates.

     State deferred tax assets were a net $503,000 after subtracting the valuation allowance at September 30, 1996. State NOL carryforwards which expire on the fiscal yearend for 2000 or 2001 represent $209,000 of those deferred tax assets, net of the related valuation allowances. Another $143,000 net deferred tax assets based on state NOL carryforwards expire in fiscal years 2003 through 2011. No other state deferred tax assets have expiration dates.

     The Company believes it will realize substantial benefits from the use of federal employer tax credits and state NOL carryforwards to reduce future federal and state income tax liabilities. Full realization of these and other deferred tax assets is dependent on the Company achieving certain levels of taxable income in the future. If the Company's results from operations continue to decline, or fail to timely achieve levels necessary to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in charges against income. The Company has established a valuation allowance to offset the amount of deferred tax assets it believes are likely to not be realized.

  Liquidity and Capital Resources

     The Company's current ratio was 0.4 to 1 at September 30, 1996 compared to
0.8 to 1 at fiscal yearend 1995. The current ratio decreased mainly because about $1.2 million received for income taxes receivable plus about $1 million in cash at September 30, 1995 was applied primarily to reduce long-term debt. Cash equivalents decreased $1,054,000 during the year to a balance of $145,000 at yearend as all available cash was applied to reducing outstanding long-term debt.

     The current ratio had increased 0.1 during fiscal 1995. Cash equivalents decreased $462,000 in fiscal 1995, as capital spending exceeded cash provided by operating and financing activities.

     Operating cash flow increased $1,193,000 to $4,657,000 in fiscal 1996, due mainly to receipt of the income taxes receivable. The net loss of $415,000 included non-cash charges of $3,949,000 for depreciation and amortization and a $186,000 provision for deferred income taxes. The receipt of the 1995 income tax receivable led to a net reduction in income taxes receivable of $1,041,000.

     Operating activities provided net cash of $3,464,000 in fiscal 1995. The 1995 loss included a pre-tax, non-cash restructuring charge of $7,572,000 for restaurant closings and impairments. The 1995 loss also included non-cash income tax benefits of $3,343,000 included in income taxes receivable and deferred tax assets. Operating cash flow decreased in fiscal 1995 compared with fiscal 1994 due largely to the decline in profitability. Fiscal 1994 operating cash flow had benefited from a $1.6 million decrease in inventory due to the outsourcing of grocery distribution services.

     Investing activities used a net of $411,000 in fiscal 1996 as capital additions to remodel two existing restaurants, install computer point-of-sale systems in three restaurants and provide ordinary replacements were partially recouped by $278,000 in proceeds from the sale of fixed assets. The Company opened its Guadalajara restaurant in October 1995. No other new restaurants were opened in fiscal 1996 and no new units are planned for fiscal 1997, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and install restaurant computer point-of-sale systems will continue within the constraints of the line of credit and available operating cash flow.

     Investing activities used $6.4 million in fiscal 1995 versus $12.0 million in 1994. Cash invested in property additions was $7 million and $13 million in 1995 and 1994, respectively. Cash was used to build new restaurants, remodel existing restaurants, install restaurant computer point-of-sale systems and pay accrued construction costs from the prior year. Three new Pancho's Mexican Buffet restaurants, in Pasadena, Baytown and Galveston, Texas, were opened in 1995 and two former Emiliano's Buffet Mexicano restaurants were reopened as Pancho's Mexican Buffets. Nine new restaurants were opened in 1994.

     In 1995, the Company sold a restaurant site in Colorado for $290,000, and sold a closed restaurant building to the landowner for $175,000 and termination of the ground lease. In 1994, the Company sold a restaurant site purchased for expansion in Florida, and a closed restaurant location in Colorado was subleased and the related leasehold improvements and some equipment were sold for $200,000.

     Financing activities used $5,291,000 in fiscal 1996, mainly for net debt reduction of $5,226,000 and dividends paid of $132,000. In 1995, financing activities provided net cash of $2,478,000, based primarily on net long-term borrowings of $2,865,000 less the payment of cash dividends of $725,000. Net cash provided by financing activities totaled $5.3 million in 1994. Significant financing activities included $5.8 million in net long-term borrowings under a bank credit line and $1.1 million used to pay dividends in 1994.

     The Company's revolving credit and term loan agreement (Loan Agreement) with a bank has reduced the revolving credit line limit from $12 million at December 31, 1995 to $6,482,750 at September 30, 1996. The Company had $3,032,750 of credit available under the line at September 30, 1996.

     In December 1996, the Loan Agreement was amended to reduce the revolving credit line to $5.0 million effective December 16, 1996 and extend its termination date to October 31, 1997. The amendment reduces the credit limit at the end of each subsequent quarter by $500,000. It further reduces the limit by 75% of the Company's excess cash flow (as defined in the agreement) for each fiscal quarter on the last day of the first month after each quarter end. Cash capital expenditures are limited by the amendment to $500,000 each of the first three quarters and a total of $1,900,000 in fiscal 1997. Cash dividend payments are limited to $150,000 per fiscal year.

     The Loan Agreement includes various financial covenants. Due to the net losses incurred by the Company in September 1996 and the quarter ended December 31, 1995, and in each of the first three quarters of fiscal 1995, the Company violated certain of those covenants. The bank has subsequently granted permanent waivers for each of those past covenant violations. However, to obtain the waivers, the Company agreed to collateralize the loan with substantially all of its real property.

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

     The Company plans to finance its fiscal 1997 operations and capital additions primarily with cash flow from operations and the line of credit. The Company may also use operating leases to acquire computer point-of-sale systems for some or all of the 23 restaurants which have not yet been updated to the computer system.

     On October 18, 1996, the Company's board of directors declared a $.015 per common share quarterly cash dividend, to be paid December 10, 1996 to holders of record on November 26, 1996. During fiscal 1995, the dividend was reduced from a quarterly rate of $.06 per share to $.015 per share semi-annually due to the Company's recent financial performance. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

  Fiscal 1995 Compared To Fiscal 1994

     Sales decreased $5,169,000 (6.0%) for fiscal 1995 versus 1994 due to lower comparable store sales, restaurant closings and outsourcing the Company's grocery distribution operation in September 1994. In response to declining sales, a corporate restructuring in June 1995 closed nine restaurants and wrote down assets at eight others, and new unit growth was cut from nine in 1994 to 3 in 1995.

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

     Pancho's declining sales squeezed operating margins and cash flows, putting some Pancho's locations below acceptable levels and leading to the restructuring and restaurant closings. Even after these closings reduced low volume locations, declining same store and average store sales continued to be a major concern. Fourth quarter average store sales in restaurants open the entire quarter were down 4.1%, to $297,000 in 1995 versus $309,000 in 1994.

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

     Restaurant labor and related expenses increased 1.8% of sales in 1995. An increase of 3.2% in average hourly pay rates caused an increase in labor cost of 0.8% of sales. As significant, sharply lower comparable-store sales raised labor costs as a percentage of sales in established restaurants, and typically higher labor costs in new restaurants contributed to the increase.

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

     Under the restructuring plan, a pre-tax restructuring charge of $7,572,000 was recorded for the closing of nine restaurants and the impairment of eight others, including the one in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Note 10 to consolidated financial statements for more information.

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

     The federal minimum wage increased $.50 per hour effective October 1, 1996. An additional increase of $.40 per hour is scheduled to be effective September 1, 1997. The Company plans to offset the labor cost increases due to higher minimum wage levels with price increases.

  Other Uncertainties and Trends

     In recent years, there has been accelerated development of value-priced menus and "all-you-can-eat" restaurant offerings. Pancho's Mexican Buffet has operated as a value-priced, "all-you-can-eat" concept for over 30 years and expects to compete effectively.

     Mexico is continuing to suffer economic difficulties related to the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant operations, and, accordingly, an impairment charge of $812,000 was recorded in the quarter ended June 30, 1995. See Note 10 to the consolidated financial statements.

     The long-term impact of this economic crisis on the Company's restaurant operations in Mexico is difficult to estimate. Since opening in late October 1995, sales for the Company's Guadalajara restaurant have been lower than expected, resulting in a net operating loss and negative cash flow for that location's first eleven months of operation. Management is currently evaluating methods to improve sales and reduce costs.

     The Company has invested about $2.1 million in its Mexican subsidiaries and operations, and expects that some additional investment may be required. If the restaurant performs below projected levels, additional operating, impairment or restaurant closing losses may be recognized in future periods. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.

     In accordance with SFAS No. 52, "Foreign Currency Translation," the net loss from foreign currency exchange rate changes for the investment in Mexican operations is shown as a debit to Stockholders' Equity. If the Mexican operations were disposed of or abandoned, then the cumulative foreign currency translation adjustment would result in a charge to earnings. The debit balance in this account decreased $13,000 in fiscal 1996, to $436,000 at September 30, 1996, based on the relatively stable peso-dollar exchange rate during the year. The peso-to-dollar exchange rate further declined, from .1327 on September 30, 1996 to .1255 on October 31, 1996, spurring an increase in the Foreign Currency translation adjustment debit balance to $459,000 on October 31, 1996. The debit balance in this account had increased $419,000 in fiscal 1995 due to the effects of the devaluation of the Mexican peso in relation to the U.S. dollar.

     An economy with cumulative inflation over a three-year period of about 100% or more is deemed to be highly-inflationary for accounting purposes as defined by SFAS No. 52. The Mexican economy is expected to be deemed highly-inflationary in 1997 based on the SFAS No. 52 guidelines. Under SFAS No. 52, future gains and losses from foreign currency exchange rate changes in a highly-inflationary economy would flow through the income statement.

  Special Note Regarding Forward-Looking Information

     The foregoing section contains various forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding unit growth, future capital expenditures, future borrowings, future cash flow and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 21.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of Registrant

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of the Company is set forth under the caption THE BOARD OF DIRECTORS appearing on page 2 of the Company's Proxy Statement dated December 18, 1996, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers, stock options and transactions with management is set forth under the captions EXECUTIVE COMPENSATION, COMPENSATION OF DIRECTORS, AGGREGATED OPTION EXERCISES IN 1996 AND 1996 YEAR-END OPTION VALUES, REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS and TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on pages 5 through 10 of the Company's Proxy Statement dated December 18, 1996, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and nominees for directors and officers as of December 5, 1996, and the amount of such shares with respect to which certain of the directors or nominees and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF DECEMBER 5, 1996, appearing on page 3 of the Company's Proxy Statement dated December 18, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on page 10 of the Company's Proxy Statement dated December 18, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement
         Schedules -- see Index to Consolidated Financial Statements and Schedules on page 21.

     (a) 3.  Exhibits Required by Item 601 of Regulation S-K

         EXHIBIT
         NUMBER                                       DESCRIPTION
         -------
          2          --   Not applicable

          3(a)       --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)

          3(b)       --   Certificates of Amendment of Certificate of Incorporation(3)

          3(c)       --   Certificate of Amendment of Certificate of Incorporation(5)

          3(d)       --   Certificate of Amendment of Certificate of Incorporation(8)

          3(e)       --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5,
                          1990(10)

          3(f)       --   Agreement and Plan of Merger dated December 31, 1968(1)

          3(g)       --   Certificate of Amendment of Certificate of Incorporation, dated January
                          25, 1995(15)

          3(h)       --   Restated Certificate of Incorporation, as revised January 25, 1995(15)

          4(a)       --   Certificate of Incorporation and Bylaws of Registrant, as amended. See
                          Exhibit 3 items above.

          4(b)       --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican
                          Buffet, Inc. and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of Designation, Preferences and Rights of Series A
                          Preferred Stock), Exhibit B (form of Right Certificate), and Exhibit C
                          (Summary of Rights to Purchase Series A Preferred Stock) attached(6)

          9          --   Not applicable

         10(a)       --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican
                          Buffet, Inc.(4)

         10(b)       --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee
                          Directors of Pancho's Mexican Buffet, Inc.(9)

         10(c)       --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)

         10(d)       --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive
                          Stock Option Plan(9)

         10(e)       --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)

         10(i)       --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's
                          Mexican Buffet, Inc. on February 28, 1986(7)

         10(j)       --   Note, security agreement and investment letter -- re: sale of authorized but unissued Common Stock of the Registrant to four executive officers in
                          1992(15)

         10(k)       --   Employment Contracts between the Registrant and four executive officers dated May 23, 1986 and March 25, 1994(15)

         10(l)       --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)

         10(m)       --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican
                          Buffet, Inc.(11)

         10(n)       --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of
                          Pancho's Mexican Buffet, Inc.(11)

         EXHIBIT
         NUMBER                                       DESCRIPTION
         -------
         10(o)       --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
         10(p)       --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between
                          PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
         10(q)       --   First Amendment to Revolving Credit and Term Loan Agreement dated
                          February 9, 1995, between PMB Enterprises West, Inc. and First Interstate
                          Bank of Texas, N.A.(14)
         10(r)       --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9,
                          1995, between PMB Enterprises West, Inc. and First Interstate Bank of
                          Texas, N.A.(14)
         10(s)       --   Third Amendment to Revolving Credit and Term Loan Agreement dated
                          September 29, 1995(15)
         10(t)       --   Employment Contract between the Registrant and one executive officer, dated September 29, 1995(15)
         10(u)       --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated
                          February 16, 1996(16)
         10(v)       --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June
                          28, 1996(17)
         10(w)       --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated
                          December 16, 1996 -- filed herewith
         11          --   Not required -- Explanation of earnings per share computation is contained in Notes to Consolidated Financial Statements.
         12          --   Not applicable
         13          --   Not applicable
         16          --   Not applicable
         18          --   Not applicable
         21          --   Subsidiaries of the registrant -- filed herewith
         22          --   Not applicable
         23          --   Consent of Independent Public Accountants -- filed herewith
         24          --   Not applicable
         27          --   Financial Data Schedule -- filed herewith
         28          --   Not applicable

---------------

  (1) Filed with the Commission as an Exhibit to Form S-1 Registration Statement No.
      2-32378 -- such Exhibits are incorporated herein by reference.
  (2) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K as
      amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.
  (3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
  (4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
  (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
  (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on February
      21, 1996 -- such Exhibit is incorporated herein by reference.

  (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
  (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484
      on May 22, 1987 -- such Exhibit is incorporated herein by reference.
  (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.
 (10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
 (11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
 (12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
 (13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1995 -- such Exhibits are incorporated herein by reference.
 (14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1995 -- such Exhibits are incorporated herein by reference.
 (16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1996 -- such Exhibits are incorporated herein by reference.
 (17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1996 -- such Exhibits are incorporated herein by reference.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996

                                                                                PAGE
        Consolidated Financial Statements:
          Consolidated Balance Sheets.........................................  F-1
          Consolidated Statements of Operations...............................  F-2
          Consolidated Statements of Stockholders' Equity.....................  F-3
          Consolidated Statements of Cash Flows...............................  F-4
          Notes to Consolidated Financial Statements..........................  F-5
        Independent Auditors' Report..........................................  F-14

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
Current Assets:
  Cash and cash equivalents......................................  $    145,000     $ 1,199,000
  Accounts and notes receivable -- current portion...............       254,000         486,000
  Income taxes receivable........................................       186,000       1,227,000
  Inventories....................................................       640,000         907,000
  Prepaid expenses...............................................       180,000         267,000
  Deferred income taxes..........................................       206,000         294,000
                                                                    -----------     -----------
          Total current assets...................................     1,611,000       4,380,000
                                                                    -----------     -----------
Property, Plant and Equipment:
  Land...........................................................     3,446,000       3,446,000
  Buildings......................................................    10,561,000      10,346,000
  Leasehold improvements.........................................    22,532,000      22,465,000
  Equipment and furniture........................................    28,579,000      29,612,000
  Construction in progress.......................................         7,000         517,000
                                                                    -----------     -----------
          Total..................................................    65,125,000      66,386,000
  Less accumulated depreciation and amortization.................   (32,359,000)    (30,353,000)
                                                                    -----------     -----------
          Property, plant and equipment -- net...................    32,766,000      36,033,000
                                                                    -----------     -----------
Other Assets:
  Deferred income taxes..........................................     2,811,000       2,909,000
  Other, including noncurrent portion of receivables.............       780,000       1,065,000
                                                                    -----------     -----------
          Total other assets.....................................     3,591,000       3,974,000
                                                                    -----------     -----------
          Total..................................................  $ 37,968,000     $44,387,000
                                                                    ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................................  $  1,273,000     $ 1,209,000
  Accrued wages and bonuses......................................     1,485,000       2,141,000
  Other current liabilities......................................     1,398,000       2,120,000
                                                                    -----------     -----------
          Total current liabilities..............................     4,156,000       5,470,000
                                                                    -----------     -----------
Other Liabilities:
  Long-term debt.................................................     3,489,000       8,705,000
  Accrued insurance costs........................................     3,802,000       3,031,000
  Other..........................................................                       193,000
                                                                    -----------     -----------
          Total other liabilities................................     7,291,000      11,929,000
                                                                    -----------     -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
  Common stock, $.10 par value (Authorized 20,000,000 shares.
     Issued and outstanding, 4,397,559 shares.)..................       440,000         440,000
  Additional paid-in capital.....................................    18,633,000      18,633,000
  Retained earnings..............................................     8,347,000       8,894,000
  Cumulative foreign currency translation adjustment.............      (436,000)       (449,000)
  Stock notes receivable.........................................      (463,000)       (530,000)
                                                                    -----------     -----------
          Stockholders' equity...................................    26,521,000      26,988,000
                                                                    -----------     -----------
          Total..................................................  $ 37,968,000     $44,387,000
                                                                    ===========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                             1996         1995         1994
                                                          ----------   ----------   ----------
Sales...................................................  $71,487,000  $80,893,000  $86,062,000
                                                          -----------  -----------  -----------
Costs and Expenses:
  Food costs............................................   19,681,000   22,910,000   23,347,000
  Restaurant labor and related expenses.................   26,561,000   30,400,000   30,806,000
  Restaurant operating expenses.........................   16,508,000   18,376,000   19,134,000
  Depreciation and amortization.........................    3,949,000    4,512,000    4,420,000
  General and administrative expenses...................    5,067,000    5,547,000    5,475,000
  Restructuring charges.................................                 7,572,000     (264,000)
                                                          -----------  -----------  -----------
          Total.........................................   71,766,000   89,317,000   82,918,000
                                                          -----------  -----------  -----------
Operating Income (Loss).................................     (279,000)  (8,424,000)   3,144,000
Interest Expense........................................     (540,000)    (590,000)     (34,000)
Other, Including Interest Income........................      269,000      309,000       66,000
                                                          -----------  -----------  -----------
Earnings (Loss) Before Income Taxes.....................     (550,000)  (8,705,000)   3,176,000
Provision (Benefit) for Income Taxes....................     (135,000)  (3,343,000)   1,101,000
                                                          -----------  -----------  -----------
Net Earnings (Loss).....................................  $  (415,000) $(5,362,000) $ 2,075,000
                                                          ===========  ===========  ===========
Net earnings (Loss) per share...........................  $      (.09) $     (1.22) $       .47
                                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                CUMULATIVE
                                                                                                 FOREIGN       TREASURY
                                            COMMON STOCK          ADDITIONAL                     CURRENCY       STOCK
                                       -----------------------      PAID-IN       RETAINED      TRANSLATION   ----------
                                         SHARES       AMOUNT        CAPITAL       EARNINGS      ADJUSTMENT      SHARES
                                       ----------    ---------    -----------    -----------    ----------    ----------
Balance, October 1, 1993.............   5,512,841    $ 551,000    $25,911,000    $13,699,000                   1,147,182
  Exercise of stock options..........      32,350        4,000        283,000
  Income tax benefit from exercise of
    stock options....................                                  23,000
  Net earnings.......................                                              2,075,000
  Dividends, $.24 per share..........                                             (1,056,000)
  Foreign currency translation
    adjustment.......................                                                           $ (30,000 )
  Treasury stock purchases...........                                                                                450
  Payments received on stock notes...
                                       -----------   ---------    -----------    -----------    ---------     -----------
Balance, September 30, 1994..........   5,545,191      555,000     26,217,000     14,718,000      (30,000 )    1,147,632
  Treasury stock retired.............  (1,147,632)    (115,000)    (7,584,000)                                (1,147,632)
  Net loss...........................                                             (5,362,000)
  Dividends, $.105 per share.........                                               (462,000)
  Foreign currency translation
    adjustment.......................                                                            (419,000 )
  Payments received on stock notes...
                                       -----------   ---------    -----------    -----------    ---------     -----------
Balance, September 30, 1995..........   4,397,559      440,000     18,633,000      8,894,000     (449,000 )            0
  Net loss...........................                                               (415,000)
  Dividends, $.03 per share..........                                               (132,000)
  Payments received on stock notes...
  Foreign currency translation
    adjustment.......................                                                              13,000
                                       -----------   ---------    -----------    -----------    ---------     -----------
Balance, September 30, 1996..........   4,397,559    $ 440,000    $18,633,000    $ 8,347,000    $(436,000 )            0
                                       ===========   =========    ===========    ===========    =========     ===========

                                                        STOCK
                                                        NOTES
                                                      RECEIVABLE
                                                         FROM       STOCKHOLDERS'
                                         AMOUNT        OFFICERS        EQUITY
                                       -----------    ----------    -------------
                                       <
Balance, October 1, 1993.............  $(7,696,000)   $ (682,000)    $31,783,000
  Exercise of stock options..........                                    287,000
  Income tax benefit from exercise of
    stock options....................                                     23,000
  Net earnings.......................                                  2,075,000
  Dividends, $.24 per share..........                                 (1,056,000)
  Foreign currency translation
    adjustment.......................                                    (30,000)
  Treasury stock purchases...........       (3,000)                       (3,000)
  Payments received on stock notes...                     76,000          76,000
                                       -----------     ---------     -----------
Balance, September 30, 1994..........   (7,699,000)     (606,000)     33,155,000
  Treasury stock retired.............    7,699,000                             0
  Net loss...........................                                 (5,362,000)
  Dividends, $.105 per share.........                                   (462,000)
  Foreign currency translation
    adjustment.......................                                   (419,000)
  Payments received on stock notes...                     76,000          76,000
                                       -----------     ---------     -----------
Balance, September 30, 1995..........            0      (530,000)     26,988,000
  Net loss...........................                                   (415,000)
  Dividends, $.03 per share..........                                   (132,000)
  Payments received on stock notes...                     67,000          67,000
  Foreign currency translation
    adjustment.......................                                     13,000
                                       -----------     ---------     -----------
Balance, September 30, 1996..........  $         0    $ (463,000)    $26,521,000
                                       ===========     =========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net earnings (loss)..............................  $   (415,000)   $ (5,362,000)   $  2,075,000
                                                     ------------    ------------    ------------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Restructuring charges.........................                     6,953,000
     Depreciation and amortization.................     3,949,000       4,512,000       4,420,000
     Provision for deferred income taxes...........       186,000      (2,057,000)        504,000
     Amortization of restaurant start-up costs.....        36,000         127,000         102,000
     Payment of restaurant start-up costs..........                       (70,000)       (169,000)
     (Gain) Loss on sale of assets.................      (141,000)         53,000          21,000
     Income tax benefit from exercise of stock
       options.....................................                                        23,000
     Minority interest in net loss.................                      (138,000)
     Changes in operating assets and liabilities:
       Accounts and notes receivable...............       216,000         166,000        (488,000)
       Income taxes receivable.....................     1,041,000      (1,139,000)        (88,000)
       Inventories, prepaid expenses and other
          assets...................................       389,000         978,000       1,997,000
       Accounts payable and accrued expenses.......      (702,000)       (559,000)     (1,473,000)
       Other.......................................        98,000
                                                     ------------    ------------    ------------
          Total adjustments........................     5,072,000       8,826,000       4,849,000
                                                     ------------    ------------    ------------
          Net cash provided by operating
            activities.............................     4,657,000       3,464,000       6,924,000
Cash Flows From Investing Activities:
  Property additions...............................      (689,000)     (7,050,000)    (12,989,000)
  Proceeds from sale of assets.....................       278,000         638,000         836,000
  Other............................................                                        66,000
                                                     ------------    ------------    ------------
          Net cash (used in) investing
            activities.............................      (411,000)     (6,412,000)    (12,087,000)
Cash Flows From Financing Activities:
  Short-term borrowings, net.......................       (10,000)        162,000
  Long-term borrowings.............................    28,676,000      43,950,000      17,520,000
  Repayments of long-term borrowings...............   (33,892,000)    (41,085,000)    (11,680,000)
  Proceeds from increase in minority interest......                       100,000         138,000
  Proceeds from exercise of stock options..........                                       287,000
  Treasury stock purchases.........................                                        (3,000)
  Dividends paid...................................      (132,000)       (725,000)     (1,054,000)
  Payments received on officer stock notes.........        67,000          76,000          76,000
                                                     ------------    ------------    ------------
          Net cash provided by (used in) financing
            activities.............................    (5,291,000)      2,478,000       5,284,000
                                                     ------------    ------------    ------------
Effect of Foreign Exchange Rate Change on Cash.....        (9,000)          8,000         (29,000)
                                                     ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................    (1,054,000)       (462,000)         92,000
Cash and Cash Equivalents at Beginning of Year.....     1,199,000       1,661,000       1,569,000
                                                     ------------    ------------    ------------
Cash and Cash Equivalents at End of Year...........  $    145,000    $  1,199,000    $  1,661,000
                                                     ============    ============    ============
Supplemental Information:
  Income taxes paid and (refunds received), net....  $ (1,348,000)   $     36,000    $    662,000
  Assets sold for notes receivable.................                       140,000         160,000
  Interest paid, net of capitalized amounts........       533,000         555,000          39,000

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Pancho's Mexican Buffet, Inc. and its subsidiaries (the Company). The Company owns 73% of a Mexican subsidiary formed to develop one or more restaurants in Mexico. The minority interest in that subsidiary is shown on the consolidated balance sheets. The minority interest balance has been reduced to zero by the minority partner's interest in the operating losses of the joint venture. All material intercompany balances and transactions have been eliminated.

ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

CASH AND CASH EQUIVALENTS

     For balance sheet classification and reporting cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories consist primarily of food and supplies, and are stated at the lower of cost (first-in, first-out basis) or market.

DEFERRED INCOME TAXES

     The Company accounts for and reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Applying SFAS 109, deferred tax assets and liabilities are recognized for temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements, and for carryforwards for tax credits and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is recognized for the change in the asset or liability during the year.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is provided for buildings and equipment on a straight-line basis over the following estimated service lives:

        Buildings.....................................................  25 to 30 years
        Equipment and furniture.......................................  3 to 10 years

     Leasehold improvements are amortized over the life of the original lease term, including renewal periods if applicable, or the life of the improvement, whichever is shorter.

     The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. The Company capitalized $91,000 and $78,000 out of total interest incurred of $681,000 and $112,000 in 1995 and 1994, respectively. No interest was capitalized in 1996.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

LONG-LIVED ASSETS

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in fiscal 1995. In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the operating unit level. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. An asset or group of assets is deemed to be impaired if a forecast of undiscounted future cash flows directly related to the asset(s), including disposal value if any, is less than the carrying amount(s). If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company generally estimates fair value based on expected net fair market value in an arm's length transaction. Considerable management judgment is necessary to estimate cash flows and expected net fair market values. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

PREOPENING COSTS

     Certain direct and incremental costs related to the commencement of each restaurant's operations, primarily training-related costs, are capitalized as preopening costs. Amounts capitalized are amortized using the straight-line method over 12 months.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares for the years ended September 30, 1996, 1995 and 1994 were 4,398,000, 4,398,000, and
4,438,000, respectively.

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

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company for the fiscal year beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

2. OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Accrued taxes other than income taxes.......................  $1,094,000     $1,456,000
    Restructuring reserves......................................     173,000        329,000
    Other.......................................................     131,000        335,000
                                                                  ----------     ----------
              Total.............................................  $1,398,000     $2,120,000
                                                                   =========      =========

3. LONG-TERM DEBT

     The Company's revolving credit and term loan agreement (Loan Agreement) with a bank includes various financial covenants. Due to net losses incurred by the Company in the month ended September 30, 1996 and the quarter ended December 31, 1995, and each of the three consecutive quarters ended June 30, 1995, the Company violated certain of these covenants. The bank has granted permanent waivers for each of those specific covenant violations.

     In December 1996, the Loan Agreement was amended to reduce the revolving credit line to $5.0 million effective December 16, 1996 and extend its termination date to October 31, 1997. The amendment reduces the credit limit at the end of each subsequent quarter by $500,000. It further reduces the limit by 75% of the Company's excess cash flow (as defined in the agreement) for each fiscal quarter on the last day of the first month after each quarter end. Cash capital expenditures are limited by the amendment to $500,000 each of the first three quarters and a total of $1,900,000 in fiscal 1997. Cash dividend payments are limited to $150,000 per fiscal year. The loan is collateralized with substantially all of the Company's real property.

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

     Interest is payable monthly at a variable rate equal to the bank's prime rate or, at the Company's option, rates based upon the London Interbank Offering Rate. The blended interest rate effective at September 30, 1996 was 8.1%. The Company pays a commitment fee of 3/8 of 1 percent annually on the unused portion of the credit line.

     Notes payable were issued in July 1996 and September 1995 to buy out the remaining lease terms of five closed locations. The long-term portion of those notes was $39,000 and $125,000 at September 30, 1996 and 1995, respectively. The current portion of $151,000 and $162,000 is included in accounts payable at September 30, 1996 and 1995, respectively. The effective interest rates are 5.9% to 6.0%, with payments due monthly through January 1999.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

4. OPERATING LEASES

     The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2007, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

     The minimum aggregate annual rentals required under operating leases in effect at September 30, 1996, exclusive of maintenance, taxes, etc., were as follows:

YEARS ENDING
SEPTEMBER 30,
-------------
   1997.....................................................................  $ 2,809,000
   1998.....................................................................    2,499,000
   1999.....................................................................    2,048,000
   2000.....................................................................    1,664,000
   2001.....................................................................    1,112,000
   Later years..............................................................    2,290,000
                                                                              -----------
             Total..........................................................  $12,422,000
                                                                              ===========

     The composition of total yearly rental expense for operating leases is:

                                                                 SEPTEMBER 30,
                                                     -------------------------------------
                                                       1996          1995          1994
                                                     ---------     ---------     ---------
    Minimum rentals................................  $2,533,000    $2,946,000    $2,917,000
    Contingent rentals.............................     216,000       240,000       406,000
    Less: Sublease rentals.........................     (31,000)     (126,000)     (103,000)
                                                     ----------    ----------    ----------
              Total................................  $2,718,000    $3,060,000    $3,220,000
                                                     ==========    ==========    ==========

5. INCOME TAXES

     Income taxes (benefits) consist of:

                                                            YEARS ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                        1996          1995           1994
                                                      ---------    -----------    ----------
    Current:
      U.S. federal..................................  $(321,000)   $(1,286,000)   $  570,000
      State.........................................                                  27,000
                                                      ---------    -----------    ----------
         Combined current...........................   (321,000)    (1,286,000)      597,000
    Deferred:
      U.S. federal..................................     81,000     (1,658,000)      431,000
      State.........................................    105,000       (399,000)       73,000
                                                      ---------    -----------    ----------
         Combined deferred..........................    186,000     (2,057,000)      504,000
                                                      ---------    -----------    ----------
           Provision (benefit) for income taxes.....  $(135,000)   $(3,343,000)   $1,101,000
                                                      =========    ===========    ==========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to net earnings (loss) before income taxes as follows:

                                                            YEARS ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                        1996          1995           1994
                                                      ---------    -----------    ----------
    Expected tax at federal statutory rate of 34%...  $(187,000)   $(2,957,000)   $1,080,000
    Increase (decrease) in taxes due to:
      State income tax provision (benefit), net of
         federal income tax effect..................     69,000       (399,000)       18,000
      Tax effect of employer tax credits............    (44,000)      (162,000)      (85,000)
      Eliminate tax effect of results of foreign
         operations.................................     76,000        230,000
      Benefit from prior year tax refunds
         received...................................   (135,000)
      Other.........................................     86,000        (55,000)       88,000
                                                      ---------    -----------    ----------
              Total.................................  $(135,000)   $(3,343,000)   $1,101,000
                                                      =========    ===========    ==========

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
Deferred tax assets:
  Current:
     Restructuring costs............................................  $   65,000     $  128,000
     Accrued vacation pay...........................................     142,000        166,000
     Current valuation allowance....................................      (1,000)
                                                                      ----------     ----------
       Current deferred tax asset, net of valuation allowance.......     206,000        294,000
                                                                      ----------     ----------
  Noncurrent:
     Accrued insurance costs........................................   1,517,000      1,512,000
     Alternative minimum tax carryforward...........................     904,000        647,000
     State net operating loss carryforwards (expire 1998 -- 2011)...     392,000        369,000
     Property, plant and equipment..................................                    215,000
     Federal employer tax credits (expire 2009 -- 2011).............     321,000        303,000
     Other..........................................................       2,000        150,000
     Noncurrent valuation allowance.................................     (42,000)       (25,000)
                                                                      ----------     ----------
       Noncurrent deferred tax asset, net of valuation allowance....   3,094,000      3,171,000
                                                                      ----------     ----------
          Total deferred tax assets, net of valuation allowances....   3,300,000      3,465,000
                                                                      ----------     ----------
Deferred tax liabilities:
  Noncurrent:
     Property, plant and equipment..................................      35,000
     Basis difference in note receivable............................     248,000        248,000
     Other..........................................................                     14,000
                                                                      ----------     ----------
          Total deferred tax liabilities............................     283,000        262,000
                                                                      ----------     ----------
          Net deferred tax asset....................................  $3,017,000     $3,203,000
                                                                      ==========     ==========

     The valuation allowance was increased to reduce deferred tax assets to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to use all of the state net operating loss carryforwards before they expire.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY

STOCK NOTES RECEIVABLE

     In April 1992, the Company sold 104,500 shares of common stock to certain officers in exchange for notes receivable in the amount of $758,000, the current balance of which is shown in the balance sheet as a deduction from stockholders' equity. The notes bear interest at 7.83%, are payable in ten equal annual installments plus interest and are secured by the common stock. The shares were sold at the quoted market price on the day of sale.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Option information for the three-year period ended September 30, 1996:

                                                                          AT SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------------
                                                  1996                           1995                          1994
                                       ---------------------------    --------------------------    --------------------------
                                        OPTION PRICE      NUMBER       OPTION PRICE     NUMBER      OPTION PRICE      NUMBER
                                         PER SHARE       OF SHARES      PER SHARE      OF SHARES      PER SHARE      OF SHARES
                                       --------------    ---------    --------------   ---------    -------------    ---------
Options outstanding..................  $ 2.625-$15.25     407,350       $3.19-$15.25    586,650     $ 5.88-$15.25     575,600
Options exercisable..................    2.625- 15.25     236,638        5.88- 15.25    284,810       5.88- 15.25     186,060
Shares available for future grants...                      67,750                         9,000                        25,000
Option activity during the year:
  Granted............................   2.625              10,000        3.19-  6.00     17,000      10.50- 11.38     346,000
  Forfeited..........................   5.875- 11.375      88,100        7.25- 11.38      5,950       7.25- 11.38       8,720
  Exercised..........................                                                                 5.88-  9.55      32,350
  Expired............................   9.546             101,200

PREFERRED STOCK

     Shares of preferred stock, when issued, will have such rights, preferences and privileges as shall be adopted by the Board of Directors.

SUBSEQUENT DIVIDEND

     On October 18, 1996, the Company's Board of Directors declared a $.015 per common share quarterly cash dividend, to be paid December 10, 1996 to holders of record on November 26, 1996.

7. EMPLOYEE BENEFIT PLANS

VOLUNTARY EMPLOYEE INJURY BENEFIT PLAN

     Concurrent with its decision to become a non-subscriber to the Workers' Compensation Act of Texas in December 1990, the Company adopted a Voluntary Employee Injury Benefit (VEIB) Plan to provide benefits for employees located in Texas who incur job related injuries in connection with their employment. The VEIB Plan, which is subject to Employee Retirement Income Security Act (ERISA) rules and regulations, provides for medical, short-term wage replacement, dismemberment and death benefits.

     Coverage under the VEIB Plan is provided by the Company and through excess liability insurance, which provides coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 1996, 1995 and 1994 include provisions for estimated benefits and expenses of the VEIB Plan of $854,000, $1,308,000 and $1,341,000, respectively.

BONUS PLANS

     The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $417,000, $365,000 and $475,000 for the years ended September 30, 1996, 1995 and
1994, respectively.

     The Company has a bonus plan for corporate officers as a group based on stipulated operating results. Corporate officer bonuses amounted to $0, $0 and $204,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

DEFERRED COMPENSATION PLAN

     The Company offered a deferred compensation plan to certain key management employees. Effective August 31, 1995, the plan participants agreed to terminate the plan and distribute its assets to the participants. The distribution was made November 6, 1995. The plan liability is included in other current liabilities on the consolidated balance sheets for 1995.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

STOCK PURCHASE PLAN

     The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees. Company contributions vest immediately. Contributions are invested in common stock of the Company by a brokerage firm. The Company recognized expenses for contributions to the plan of $36,000, $36,000 and $40,000 for the years ended September 30, 1996, 1995 and
1994, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company sold food and supplies on a cost-plus basis to the family-owned restaurant operations of the Chairman of the Company, until the Company's food distribution center was closed in September 1994. Occasional sales of supplies and equipment are still made to those affiliates. Sales amounts were $7,000, $4,000, and $663,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

     The Company purchases food products manufactured by a Company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $2,714,000, $2,992,000 and $2,768,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The same vendor purchased items from the Company in the amount of $81,000, $122,000 and $73,000 in 1996, 1995 and 1994, respectively. In November 1994, this vendor also leased the company's cold-storage facilities and purchased $17,000 of related equipment formerly used by the Company's food distribution center. The lease term including options runs through December 31, 2000, and represented $60,000 and $55,000 of rental revenue for the company in fiscal 1996 and 1995, respectively.

     The Company and one of its non-employee directors have entered into a joint venture to open at least one restaurant in Mexico. The Company incurred expenses in setting up the joint venture of about $60,000 and $150,000 for the years ended September 30, 1995 and 1994, respectively. The Company has invested $2,122,000 in its Mexican subsidiaries and operations related to the venture. The joint venture subsidiaries are included in the Company's consolidated financial statements. This non-employee director received fees from the joint venture for management services of $48,000 and $48,000 in fiscal 1996 and 1995, respectively.

     A non-employee director of the Company is president of a firm which provided architectural services to the Company. Charges for these services totaled $54,000 in 1994.

9. COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with four executives which call for payment of salaries and benefits at or above current levels throughout the contract periods. Three of those agreements expire in December 2000, and one expires in December 1997.

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

     Based on the plan, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The assets of closed locations were written down to net realizable value, providing an impairment charge of $2,367,000. The net book value after the write down of property, plant and equipment related to the company's closed restaurant locations was $663,000. The remaining restaurant equipment will either be sold or used elsewhere in the Company's operations. Sales for the nine closed locations were $4,652,000 and $7,512,000 for fiscal 1995 and 1994, respectively.

     An impairment charge of $3,445,000 was recognized for seven low sales volume restaurants that the Company planned to continue to operate. Due to the low or negative projected cash flows of these restaurants, fair value of the assets was based on their estimated resale value. One of those impaired restaurants was subsequently closed, without incurring any additional impairment charges.

     Due to the economic crisis in Mexico related to the December 1994 peso devaluation, the Company's investment in a restaurant in Guadalajara was also evaluated for impairment and a charge of $812,000 was recorded. Fair value of the assets was estimated based on the discounted expected future cash flows from operation of the restaurant.

     Current and deferred income tax benefits of $2,366,000 were recognized in the United States in connection with the restructuring. No tax benefits were recognized for the write down of assets in Mexico.

     During the first quarter of fiscal 1994, the Company reported a pre-tax benefit of $264,000 related to a reevaluation of previously established restructuring reserves. The reevaluation resulted from the sale of a restaurant site purchased for expansion in 1989 in Jacksonville, Florida and the sublease of a closed restaurant location in Littleton, Colorado.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments as of September 30, 1996. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies.

     The Company's financial instruments under SFAS No. 107 include: accounts receivable, notes receivable, notes payable, accounts payable and long-term debt. The Company has estimated that the carrying amount of accounts receivable, notes payable and accounts payable approximates fair value due to the short-term maturities of these instruments. Notes receivable bear interest at a rate that approximates the current market rate, therefore, the carrying value approximates the fair value. In addition, because the Company's long-term debt bears interest at rates which float with market rates, the Company has estimated that the carrying amounts of its long-term debt also approximates its fair value.

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                        YEAR ENDED SEPTEMBER 30, 1996                     YEAR ENDED SEPTEMBER 30, 1995
                               -----------------------------------------------   -----------------------------------------------
                                           QUARTER ENDED                                     QUARTER ENDED
 (AMOUNTS IN THOUSANDS EXCEPT  -------------------------------------             -------------------------------------
       PER SHARE DATA)          12/31     3/31      6/30      9/30      TOTAL     12/31     3/31      6/30      9/30      TOTAL
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Sales......................... $17,460   $17,915   $18,005   $18,107   $71,487   $20,910   $19,868   $20,596   $19,519   $80,893
Operating income (loss).......    (510)       65       259       (93)     (279)     (360)     (590)   (7,856)      382    (8,424)
Net earnings (loss)...........    (356)      (37)      121      (143)     (415)     (279)     (446)   (5,348)      711    (5,362)
Net earnings (loss) per
  share.......................    (.08)     (.01)      .03      (.03)     (.09)     (.06)     (.10)    (1.22)      .16     (1.22)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.:

     We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 13, 1996
(December 16, 1996 as to the second paragraph of Note 3)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PANCHO'S MEXICAN BUFFET, INC.

                                           By    /s/  HOLLIS TAYLOR
                                             ----------------------------------
                                             Hollis Taylor, President and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

December 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE AND TITLE                                   DATE
------------------------------------------------------
             /s/  JESSE ARRAMBIDE, III                          December 13, 1996
------------------------------------------------------
                Jesse Arrambide, III,
         Chairman of the Board of Directors

                 /s/  HOLLIS TAYLOR                             December 13, 1996
------------------------------------------------------
 Hollis Taylor, President and Chief Executive Officer
                    and Director
            (Principal Executive Officer)

                 /s/  W. BRAD FAGAN                             December 13, 1996
------------------------------------------------------
Brad Fagan, Vice President, Treasurer, Controller and
     Assistant Secretary (Principal Financial and
                 Accounting Officer)

                /s/  SAMUEL L. CARLSON                          December 13, 1996
------------------------------------------------------
             Samuel L. Carlson, Director

            /s/  MAURICIO SANCHEZ GARCIA                        December 13, 1996
------------------------------------------------------
          Mauricio Sanchez Garcia, Director

                 /s/ ROBERT L. LIST                             December 13, 1996
------------------------------------------------------
               Robert L. List, Director

                 /s/  TOMAS ORENDAIN                            December 13, 1996
------------------------------------------------------
              Tomas Orendain, Director

               /s/  GEORGE N. RIORDAN                           December 13, 1996
------------------------------------------------------
            George N. Riordan, Director

            /s/  RUDOLPH RODRIGUEZ, JR.                         December 13, 1996
------------------------------------------------------
         Rudolph Rodriguez, Jr., Director

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                                       DESCRIPTION
     -------
      2          --   Not applicable
      3(a)       --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
      3(b)       --   Certificates of Amendment of Certificate of Incorporation(3)
      3(c)       --   Certificate of Amendment of Certificate of Incorporation(5)
      3(d)       --   Certificate of Amendment of Certificate of Incorporation(8)
      3(e)       --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5,
                      1990(10)
      3(f)       --   Agreement and Plan of Merger dated December 31, 1968(1)
      3(g)       --   Certificate of Amendment of Certificate of Incorporation, dated January
                      25, 1995(15)
      3(h)       --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
      4(a)       --   Certificate of Incorporation and Bylaws of Registrant, as amended. See
                      Exhibit 3 items above
      4(b)       --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican
                      Buffet, Inc. and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of Designation, Preferences and Rights of Series A
                      Preferred Stock), Exhibit B (form of Right Certificate), and Exhibit C
                      (Summary of Rights to Purchase Series A Preferred Stock) attached(6)
      9          --   Not applicable
     10(a)       --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican
                      Buffet, Inc.(4)
     10(b)       --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee
                      Directors of Pancho's Mexican Buffet, Inc.(9)
     10(c)       --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
     10(d)       --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive
                      Stock Option Plan(9)
     10(e)       --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
     10(i)       --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's
                      Mexican Buffet, Inc. on February 28, 1986(7)
     10(j)       --   Note, security agreement and investment letter -- re: sale of authorized but unissued Common Stock of the Registrant to four executive officers in
                      1992(15)
     10(k)       --   Employment Contracts between the Registrant and four executive officers dated March 25, 1994(15)
     10(l)       --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
     10(m)       --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican
                      Buffet, Inc.(11)
     10(n)       --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of
                      Pancho's Mexican Buffet, Inc.(11)
     10(o)       --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
     10(p)       --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between
                      PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
     10(q)       --   First Amendment to Revolving Credit and Term Loan Agreement dated
                      February 9, 1995, between PMB Enterprises West, Inc. and First Interstate
                      Bank of Texas, N.A.(14)

     EXHIBIT
     NUMBER                                       DESCRIPTION
     -------
     10(r)       --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9,
                      1995, between PMB Enterprises West, Inc. and First Interstate Bank of
                      Texas, N.A.(14)
     10(s)       --   Third Amendment to Revolving Credit and Term Loan Agreement dated
                      September 29, 1995(15)
     10(t)       --   Employment Contract between the Registrant and one executive officer, dated September 29, 1995(15)
     10(u)       --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated
                      February 16, 1996(16)
     10(v)       --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June
                      28, 1996(17)
     10(w)       --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated
                      December 16, 1996 -- filed herewith
     11          --   Not required -- Explanation of earnings per share computation is contained in Notes to Consolidated Financial Statements.
     12          --   Not applicable
     13          --   Not applicable
     16          --   Not applicable
     18          --   Not applicable
     21          --   Subsidiaries of the registrant -- filed herewith
     22          --   Not applicable
     23          --   Consent of Independent Public Accountants -- filed herewith
     24          --   Not applicable
     27          --   Financial Data Schedule -- filed herewith
     28          --   Not applicable

---------------

  (1) Filed with the Commission as an Exhibit to Form S-1 Registration Statement No.
      2-32378 -- such Exhibits are incorporated herein by reference.
  (2) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K as
      amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.
  (3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
  (4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
  (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
  (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on February
      21, 1996 -- such Exhibit is incorporated herein by reference.
  (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
  (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484
      on May 22, 1987 -- such Exhibit is incorporated herein by reference.
  (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.

 (10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
 (11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
 (12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
 (13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1995 -- such Exhibits are incorporated herein by reference.
 (14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1995 -- such Exhibits are incorporated herein by reference.
 (15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for
      the year ended September 30, 1995 -- such Exhibits are incorporated herein by reference.
 (16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31,
      1996 -- such Exhibits are incorporated herein by reference.
 (17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30,
      1996 -- such Exhibits are incorporated herein by reference.