Form 10-Q
period 1996-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1997-02-14
CIK 75929

UNITED STATES



SECURITIES AND EXCHANGE COMMISSION



Washington, D.C.    20549



FORM 10-Q





   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996



____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

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



Number of shares of Common Stock outstanding as of February 3,
1996:    4,397,559.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



INDEX

                                         				Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

	Introduction			                                 1



	Consolidated Condensed Balance Sheets,

		December 31, 1996 and September 30, 1996		     2



	Consolidated Condensed Statements of

		Operations for the Three-Months Ended

	December 31, 1996 and 1995		                    3



	Consolidated Condensed Statements of Cash

		Flows for the Three-Months Ended

		December 31, 1996 and 1995		                   4



	Notes to Consolidated Condensed Financial

		Statements		                                   5



	Independent Accountants' Review Report		        6



  Item 2.	Management's Discussion and Analysis

		of Financial Condition and Results

		of Operations 		                               7



Part II.  Other Information



  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no

		response required)



  Item 4.	Submission of Matters to a Vote of

		Security Holders (no response required)



  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		    11

Signatures				                                  12

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION





Item 1.  Financial Statements



	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of December
31, 1996 and for the three-month periods ended December 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of operations and cash flows for the indicated periods have been included.
The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.



	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of December 31, 1996 and for the three-month periods ended December 31, 1996 and 1995 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                                         December 31,       September 30,
                                                             1996               1996

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     177,000      $     145,000
    Accounts and notes receivable-current portion             306,000            254,000
    Income taxes receivable                                   273,000            186,000
    Inventories                                               655,000            640,000
    Prepaid expenses                                          206,000            180,000
    Deferred income taxes                                     194,000            206,000
        Total current assets                                1,811,000          1,611,000

PROPERTY, PLANT AND EQUIPMENT :
    Land                                                    3,446,000          3,446,000
    Buildings                                              10,564,000         10,561,000
    Leasehold improvements                                 22,568,000         22,532,000
    Equipment and furniture                                28,460,000         28,579,000
    Construction in progress                                    7,000              7,000
        Total                                              65,045,000         65,125,000
    Less accumulated depreciation and amortization        (33,114,000)       (32,359,000)
             Property, plant and equipment-net             31,931,000         32,766,000

OTHER ASSETS:
    Deferred income taxes                                   3,052,000          2,811,000
    Other, including noncurrent portion of receivables        759,000            780,000
        Total other assets                                  3,811,000          3,591,000

            TOTAL                                       $  37,553,000      $  37,968,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $     890,000      $   1,273,000
    Accrued wages and bonuses                               1,728,000          1,485,000
    Other current liabilities                               1,705,000          1,398,000
        Total current liabilities                           4,323,000          4,156,000

OTHER LIABILITIES:
    Long-term debt                                          3,518,000          3,489,000
    Accrued insurance costs                                 3,950,000          3,802,000
        Total other liabilities                             7,468,000          7,291,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,633,000         18,633,000
    Retained earnings                                       7,607,000          8,347,000
    Cumulative foreign currency translation adjustment       (455,000)          (436,000)
    Stock notes receivable                                   (463,000)          (463,000)
        Stockholders' equity                               25,762,000         26,521,000

            TOTAL                                       $  37,553,000      $  37,968,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED)

                                                   Three Months Ended
                                                   December 31,
                                                       1996            1995

SALES                                             $ 16,574,000    $ 17,460,000

COSTS AND EXPENSES:
    Food costs                                       4,616,000       4,967,000
    Restaurant labor and related expenses            6,643,000       6,770,000
    Restaurant operating expenses                    4,068,000       3,863,000
    Depreciation and amortization                      934,000       1,014,000
    General and administrative expenses              1,252,000       1,356,000
        Total                                       17,513,000      17,970,000

OPERATING INCOME (LOSS)                               (939,000)       (510,000)

INTEREST EXPENSE                                       (77,000)       (183,000)

OTHER, INCLUDING INTEREST INCOME                        26,000          90,000

EARNINGS (LOSS) BEFORE INCOME TAXES                   (990,000)       (603,000)

PROVISION (BENEFIT) FOR INCOME TAXES                  (316,000)       (247,000)

NET EARNINGS (LOSS)                               $   (674,000)   $   (356,000)


NET  EARNINGS (LOSS) PER SHARE                    $      (0.15)   $      (0.08)


See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (UNAUDITED)



                                                       Three Months Ended December 31,
                                                            1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                 $     (674,000)   $     (356,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
      Restructuring charges
      Depreciation and amortization                          934,000         1,014,000
      Provision (benefit) for deferred income taxes         (229,000)          131,000
      Amortization of restaurant start-up costs                    0            14,000
      Payment of restaurant start-up costs
      (Gain) loss on sale of assets                          (11,000)          (38,000)
      Minority interest in net earnings (loss)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                          (51,000)           40,000
      Income taxes receivable                                (87,000)         (391,000)
      Inventories, prepaid expenses and other assets         (38,000)          185,000
      Accounts payable and accrued expenses                  373,000          (693,000)
          Total adjustments                                  891,000           262,000
          Net cash provided (used) by operating activities   217,000           (94,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                        (152,000)         (206,000)
  Proceeds from sale of assets                                45,000            75,000
          Net cash provided (used) by investing activities  (107,000)         (131,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                 (39,000)          (24,000)
  Long-term borrowings                                     6,900,000         7,487,000
  Repayments of long-term borrowings                      (6,871,000)       (7,472,000)
  Dividends paid                                             (66,000)          (66,000)
          Net cash provided (used) by financing activities   (76,000)          (75,000)

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                            (2,000)          (24,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                          32,000          (324,000)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                      145,000         1,199,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                     $      177,000    $      875,000

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                     $       14,000
  Interest paid, net of capitalized amounts           $       84,000           183,000

See notes to consolidated condensed financial statements.


PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(Unaudited)



1.	NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for both the three-months ended December 31, 1996 and December 31, 1995.





2.	LONG-TERM DEBT

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to the net loss incurred by the Company in the current quarter, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant has been suspended by the bank through May 1997.



In February 1997, the Company reached an agreement with the Bank to amend the Loan Agreement limit-reduction schedule and covenants. Under the amended agreement, the credit line limit is $4.5 million until June 30, and is reduced by $500,000 then and each subsequent quarter end. The termination date is January 31, 1998. Cash capital expenditures are limited by the amendment to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends are limited to $150,000 per fiscal year, respectively.



At December 31, 1996, the Company had $1,020,000 of credit available under the bank line of credit.



3.	CASH DIVIDEND

On October 18, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend was paid on December 10, 1996 to holders of record on November
26, 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Pancho's Mexican Buffet, Inc.:



We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 1996 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.



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



We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 13, 1996 (December 16, 1996 as to the second paragraph of Note 3 to those statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.









DELOITTE & TOUCHE LLP

Fort Worth, Texas

January 20, 1997

(February 11, 1997 as to Note 2)

PART I.  FINANCIAL INFORMATION





Item 2.	Management's Discussion and Analysis of Financial

		Condition and Results of Operations





Financial Condition



As of December 31, 1996, the Company's current ratio was 0.4 to 1, unchanged from September 30, 1996. Cash and cash equivalents increased $32,000 during the three-month period to a balance of $177,000 at December 31, 1996, as cash provided by operations was mostly offset by property additions and dividend payments.



Operating activities provided $217,000 cash for the three-month period ended December 31, 1996, compared to using net cash of $94,000 for the same period last year. The Company incurred a net loss of $674,000 in the first quarter of fiscal 1996, versus a net loss of $356,000 a year earlier. Operating cash flow increased due largely to the increase in accrued liabilities, primarily payroll-related liabilities due to the timing of payday.



Investing activities used $107,000 of cash in the current quarter, primarily for remodeling existing restaurants. In the first quarter of fiscal 1996, investing activities used $131,000 for remodeling of existing restaurants and completion of the Guadalajara restaurant, which opened in October 1995. No other locations have been opened since.



Financing activities used cash of $76,000 and $75,000 during the first quarter of fiscal 1997 and 1996, respectively, due primarily to the payment of a cash dividend of $66,000 in each quarter.



No new restaurants are currently planned, as management intends to focus on improving sales and profitability and reducing debt.
 Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements). The Company may also enter into lease agreements to acquire restaurant computer systems.



The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. As a result of the net losses incurred by the Company in the current quarter, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant has been suspended by the bank through May 1997



In February 1997, the Company reached an agreement with the Bank to amend the Loan Agreement limit-reduction schedule and covenants. Under the amended agreement, the credit line limit is $4.5 million until June 30, and is reduced by $500,000 then and each subsequent quarter end. The termination date is January 31, 1998. Cash capital expenditures are limited by the amendment to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends are limited to $150,000 per fiscal year, respectively.



At December 31, 1996, the Company had $1,020,000 of credit available under the bank line of credit.



Management is taking steps to ensure that the Company will be able to comply with all of its covenants under the Loan Agreement in the future. However, if the bank declined to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which time the Company would be in default.
 At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.



On October 18, 1996, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend was paid on December 10, 1996 to holders of record on November 26, 1996. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.



The Company believes it will realize substantial benefits from the use of federal employer tax credits and state net operating loss (NOL) carryforwards to reduce future federal and state income tax liabilities. If the Company's results of operations continue to decline or do not timely achieve levels needed to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income.





Results of Operations



Sales decreased $886,000 (5.1%) for the three-months ended December 31, 1996 compared to the same period last year. The decrease is due to 5% lower same-store sales. Average sales for restaurants open throughout the current three-month period were $255,000 compared to $270,000 for the same period a year ago. The 5.7% decrease in average-store sales is less severe than the 7.5% decrease in the first quarter of fiscal 1996. The company is addressing sales with a focused neighborhood marketing program which includes detailed market research and analysis and intensive planning and training. The implementation stage is scheduled to begin in March 1997.



With effective purchasing and menu management, the Company was able to reduce food costs 0.5% of sales for the current quarter versus the quarter ended December 31, 1995.



Restaurant labor and related expenses increased 1.3% of sales for the current quarter compared to the same period in fiscal
1996. The increase was caused by the combination of the higher federal minimum wage and lower sales.



Restaurant operating expenses increased 2.4% of sales for the current three-month period versus the same quarter last year. The Company spent $200,000 more on marketing this year, primarily for newspaper ads and other costs related to price promotions. These costs and the additional costs of market research and consulting were partially offset by the elimination of broadcast advertising. The remainder of the increase in operating costs as a percentage of sales is due to the effect of lower sales on relatively fixed costs such as occupancy costs, utilities and other operating expenses.



Depreciation and amortization decreased $80,000 for the three-months ended December 31, 1996 compared to the prior year due to limited capital additions in the current quarter.



General and administrative expenses decreased 0.2% of sales versus the prior year quarter due to staff reductions and other cost cutting measures.



Interest expense decreased $106,000 for the current quarter compared to the same period in fiscal 1996 due to lower debt levels.



The benefit for income taxes was $316,000 for the quarter, an effective rate of 32%, versus an effective rate of 41% for fiscal year 1996. The current year benefit rate is low because no tax benefit is realized for losses in the Mexico operations, and the prior year benefit was high due to additional federal refunds receivable.



Due to lower sales and other factors discussed above, the Company reported a net loss of $674,000 for the quarter ended
December 31, 1996 versus a net loss of $356,000 for the same period last year. The restaurant industry is intensely competitive, and the Company's future earnings depend largely on reversing the trend of declining unit sales.





Other Uncertainties and Trends



The Company opened its first foreign restaurant in Guadalajara, Mexico near the end of October 1995. Sales, operating results and cash flow have been below expectations.



Mexico is currently experiencing an economic crisis stemming from the December 1994 devaluation of the Mexican peso. Management believes that the economic difficulties in Mexico will have a long-term negative impact on the Company's Guadalajara restaurant, and, accordingly, an impairment charge of $812,000 was recorded during the quarter ended June 30, 1995.



However, the long-term impact of this economic crisis on the Company's restaurant operations is difficult to estimate. The Company has invested about $2.1 million in this restaurant and related operations, and expects that some additional investment may be required. If the restaurant continues to incur negative cash flows or operating losses, more operating, impairment or restaurant closing losses may be recognized in future periods. Future Company restaurant development in Mexico depends on the success of the Guadalajara restaurant.



An economy with cumulative inflation over a three-year period of 100% or more is deemed to be highly-inflationary for accounting purposes as defined by Statement of Financial Accounting Standards (SFAS) No. 52. The Mexican economy is expected to be deemed highly-inflationary in 1997 based on the SFAS No. 52 guidelines. Under SFAS No. 52, future gains and losses from foreign currency exchange rate changes in a highly-inflationary economy would flow through the income statement.



SFAS No. 121 requires the company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods.





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

PART II.  OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K



	(a) 	Exhibits Required by Item 601 of Regulation S-K



		Exhibit

		Number



			2 	   Not applicable

			4	    Not applicable

		 10(x) Amendment to Revolving Credit and Term Loan
         Agreement, 					dated February 11, 1997 -- filed herewith.

	  11    Not required--explanation of net earnings (loss) per
         share computation is contained in notes to consolidated condensed financial statements.

			15	   Letter re: unaudited interim financial
     				information

			18	   Not applicable

			19   	Not applicable

			22	   Not applicable

			23	   Not applicable

			24	   Not applicable

			27	   Financial Data Schedule



	(b)	Reports on Form 8-K



			No reports on Form 8-K were filed during the quarter ended
   December 31, 1996.

SIGNATURES







	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





		PANCHO'S MEXICAN BUFFET, INC.









	February 13, 1997	       /s/Hollis Taylor
                          Hollis Taylor, President and Chief Executive Officer (Principal Executive Officer)





	February 13, 1997	       /s/W. Brad Fagan
                          Brad Fagan, Vice President, Treasurer, Controller and Assistant Secretary (Principal Financial and Accounting Officer)