Form 10-Q
period 1997-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1997-05-15
CIK 75929

UNITED STATES



SECURITIES AND EXCHANGE COMMISSION



Washington, D.C.    20549



FORM 10-Q





   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997



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



				YES    X     NO



Number of shares of Common Stock outstanding as of May 13, 1997:
   4,397,559.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



INDEX
                                   				                 Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:
         	Introduction			                                    1

         	Consolidated Condensed Balance Sheets,
           		March 31, 1997 and September 30,1996		          2

         	Consolidated Condensed Statements of
           		Operations for the Three-Months and Six-Months
           		Ended March 31, 1997 and 1996		                 3

         	Consolidated Condensed Statements of Cash
           		Flows for the Six-Months
           		Ended March 31, 1997 and 1996		                 4

         	Notes to Consolidated Condensed Financial
           		Statements		                                    5

         	Independent Accountants' Review Report		           7

  Item 2.	Management's Discussion and Analysis
           		of Financial Condition and Results
           		of Operations 		                                8

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no
           		response required)

  Item 4.	Submission of Matters to a Vote of
           		Security Holders (no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		14

Signatures		                                              		15

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 1997 and for the three-month and six-month periods ended March
31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to consolidated condensed financial statements included herein, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.



	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 1997 and for the six-month and three-month periods ended March 31, 1997 and 1996 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                                           March 31,        September 30,
                                                             1997               1996

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     485,000      $     145,000
    Accounts and notes receivable-current portion             262,000            254,000
    Income taxes receivable                                   232,000            186,000
    Inventories                                               674,000            640,000
    Prepaid expenses                                          143,000            180,000
    Deferred income taxes                                     372,000            206,000
        Total current assets                                2,168,000          1,611,000

PROPERTY, PLANT AND EQUIPMENT :
    Land                                                    3,316,000          3,446,000
    Buildings                                               9,897,000         10,561,000
    Leasehold improvements                                 21,523,000         22,532,000
    Equipment and furniture                                27,041,000         28,579,000
    Construction in progress                                   20,000              7,000
        Total                                              61,797,000         65,125,000
    Less accumulated depreciation and amortization        (33,668,000)       (32,359,000)
             Property, plant and equipment-net             28,129,000         32,766,000

OTHER ASSETS:
    Deferred income taxes                                   4,330,000          2,811,000
    Other, including noncurrent portion of receivables        568,000            780,000
        Total other assets                                  4,898,000          3,591,000

            TOTAL                                       $  35,195,000      $  37,968,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,754,000      $   1,273,000
    Accrued wages and bonuses                               1,468,000          1,485,000
    Other current liabilities                               2,052,000          1,398,000
    Current portion of long-term debt                         847,000
        Total current liabilities                           6,121,000          4,156,000

OTHER LIABILITIES:
    Long-term debt                                          2,536,000          3,489,000
    Accrued insurance costs                                 3,503,000          3,802,000
    Restructuring reserves                                    834,000
        Total other liabilities                             6,873,000          7,291,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,633,000         18,633,000
    Retained earnings                                       3,520,000          8,347,000
    Cumulative foreign currency translation adjustment                          (436,000)
    Stock notes receivable                                   (392,000)          (463,000)
        Stockholders' equity                               22,201,000         26,521,000

            TOTAL                                       $  35,195,000      $  37,968,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED)

                                                   Three Months Ended               Six Months Ended
                                                    March 31,                          March 31,
                                                       1997            1996              1997              1996

SALES                                             $ 16,585,000    $ 17,915,000     $    33,159,000   $    35,375,000

COSTS AND EXPENSES:
    Food costs                                       4,775,000       4,880,000           9,391,000         9,847,000
    Restaurant labor and related expenses            6,071,000       6,551,000          12,714,000        13,321,000
    Restaurant operating expenses                    3,992,000       4,188,000           8,060,000         8,051,000
    Depreciation and amortization                      924,000         979,000           1,858,000         1,993,000
    General and administrative expenses              1,473,000       1,252,000           2,725,000         2,608,000
    Restructuring charges                            4,988,000                           4,988,000
        Total                                       22,223,000      17,850,000          39,736,000        35,820,000

OPERATING INCOME (LOSS)                             (5,638,000)         65,000          (6,577,000)         (445,000)

INTEREST EXPENSE                                      (123,000)       (161,000)           (200,000)         (344,000)

OTHER, INCLUDING INTEREST INCOME                        39,000          69,000              65,000           159,000

EARNINGS (LOSS) BEFORE INCOME TAXES                 (5,722,000)        (27,000)         (6,712,000)         (630,000)

PROVISION (BENEFIT) FOR INCOME TAXES                (1,635,000)         10,000          (1,951,000)         (237,000)

NET EARNINGS (LOSS)                               $ (4,087,000)   $    (37,000)    $    (4,761,000)  $      (393,000)


NET  EARNINGS (LOSS) PER SHARE                    $      (0.93)   $      (0.01)    $         (1.08)  $         (0.09)


See notes to consolidated condensed financial statements.

      PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)



                                                                   Six Months Ended March 31,
                                                                         1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $    (4,761,000)   $      (393,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
      Restructuring charges
      Depreciation and amortization                                     1,858,000          1,993,000
      Provision (benefit) for deferred income taxes                    (1,685,000)            65,000
      Amortization of restaurant start-up costs                                               26,000
      Payment of restaurant start-up costs
      Provision for write down of  long-lived assets                    3,033,000
      Provision for exit and carrying costs of closed locations         1,460,000
      Write off of cumulative translation adjustment                      455,000
      Loss on extinguishment of stock notes receivable                     71,000
      (Gain) loss on sale of assets                                       (22,000)           (79,000)
      Minority interest in net earnings (loss)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                       (29,000)            (1,000)
      Income taxes receivable                                             (46,000)         1,037,000
      Inventories, prepaid expenses and other assets                       13,000            279,000
      Accounts payable and accrued expenses                               346,000            (72,000)
          Total adjustments                                             5,454,000          3,248,000
              Net cash provided (used) by operating activities            693,000          2,855,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                     (247,000)          (273,000)
  Proceeds from sale of assets                                            219,000            131,000
              Net cash provided (used) by investing activities            (28,000)          (142,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                              (85,000)           (22,000)
  Long-term borrowings                                                 13,780,000         15,087,000
  Repayments of long-term borrowings                                  (13,953,000)       (17,508,000)
  Proceeds from increase in minority interest
  Dividends paid                                                          (66,000)           (66,000)
  Payments received on officer stock notes
              Net cash provided (used) by financing activities           (324,000)        (2,509,000)

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                                         (1,000)           (51,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      340,000            153,000

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   145,000          1,199,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                 $       485,000    $     1,352,000

SUPPLEMENTAL INFORMATION:
  Income taxes paid (refunds received), net                       $      (180,000)   $    (1,362,000)
  Interest paid, net of capitalized amounts                               157,000            347,000

See notes to consolidated condensed financial statements.


PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)





1.	NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for both the three-months and six-months ended March 31, 1997 and March 31, 1996.


2.	LONG-TERM DEBT

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to the net loss incurred by the Company in the quarter ended December 31, 1996, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant has been suspended by the bank through May 1997.

In February 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants. Under the amended agreement, the credit line limit is $4.5 million until June 30, and is reduced by $500,000 then and each subsequent quarter end. Cash capital expenditures are limited by the amended agreement to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends are limited to $150,000 per fiscal year, respectively.

Effective March 31, 1997, the Company and the bank further amended the Loan Agreement. This amendment modified the net cash flow covenant to consider the non-cash provisions of the restructuring charge (discussed in Note 3). The termination date of the loan agreement was extended until April 1, 1998.

At March 31, 1997, the Company had $1,220,000 of credit available under the bank line of credit.


3.	RESTRUCTURING COSTS

In the quarter ended March 31, 1997, the Company established a restructuring plan in an effort to return to profitability. The plan included closing seven underperforming restaurants, disposing of the Mexico joint venture, impairing four other restaurants and increasing the reserves for lease buyout for two previously closed locations.

The Company recorded a restructuring charge of $4,988,000 to execute the plan. The charge included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,460,000 to reserve for exit and carrying costs of closed locations. The rest of the charge consisted of a $455,000 loss from the recognition of the Cumulative Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

Sales for the seven closed locations were $1,170,000 and $2,337,000 for the quarter and half-year ended March 31, 1997, respectively, and $4,920,000 for all of fiscal 1996.

While appropriate steps are being taken to dispose of its interest, the Company will continue to participate in the Mexico joint venture operations for part of the quarter ending June 30, 1997. The Company expensed $71,000 to reserve for exit and carrying costs related to disposing of its interest in the venture.


4.        ADJUSTMENT OF INSURANCE RESERVES

In the quarter ended March 31, 1997, the Company recognized a net benefit of $558,000 to reduce employee injury benefit reserves, included in accrued insurance costs on the balance sheet, based on an updated management analysis of claims activity and results.


5.        CASH DIVIDENDS

On April 11, 1997, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend is payable on June 10, 1997 to holders of record on May 27, 1997. On December 10, 1996 the Company paid a $.015 per common share semi-annual cash dividend to holders of record as of November 26, 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 1997 and the related consolidated condensed statements of operations and cash flows for the three-month and six-month periods ended March 31, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

May 1, 1997

PART I.  FINANCIAL INFORMATION


Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations


Financial Condition

As of March 31, 1997, the Company's current ratio was 0.4 to 1, unchanged from September 30, 1996. Cash and cash equivalents increased $339,000 during the six-month period to a balance of $485,000 at March 31, 1997, as cash provided by operations was partially offset by debt payments and dividend payments.

Operating activities provided $693,000 and $2,855,000 cash for the six-month periods ended March 31, 1997 and 1996, respectively. The Company incurred net losses of $4,761,000 and $393,000 for the first halves of fiscal 1997 and 1996, respectively. The current period net loss included $1,858,000 in depreciation charges, non-cash restructuring charges of $4,988,000 and a non-cash benefit of $1,685,000 for deferred tax assets. The non-cash restructuring charges included $3,033,000 to impair fixed assets, $1,460,000 to record restructuring reserves for carrying and exit costs of closed locations, a $455,000 loss from the recognition of the Cumulative Translation Adjustment, and a $40,000 valuation allowance for deferred tax assets. Operating cash flow in the first half of 1996 included receipt of $1,362,000 in tax refunds and $1,993,000 in depreciation expense.

Investing activities used $28,000 of cash in the six-months just ended. The Company spent $247,000 primarily for remodeling existing restaurants, and recouped $219,000 from the sale of equipment. In the first half of fiscal 1996, investing activities used a net of $142,000. The Company spent $273,000 primarily for remodeling of existing restaurants and completion of the Guadalajara restaurant, which opened in October 1995. Proceeds from the sale of assets totaled $131,000 in the first half of fiscal 1996.

No new restaurants were opened this year, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see
Note 2 to the consolidated condensed financial statements). The Company may also enter into lease agreements to acquire restaurant computer systems.

Under the restructuring plan formulated in the quarter ended March 31, 1997, the Company closed seven restaurants on April 15, 1997. Units closed include leased locations in Houston, Dallas, San Antonio, Lubbock and College Station, Texas. The Company provided estimated restructuring reserves to buy out of the leases for those locations. The Company owns the land and buildings of two units, in Phoenix and Tucson, Arizona, which were closed. Plans are to sell those two restaurant properties and to use the proceeds primarily to repay bank debt.

Financing activities used cash of $324,000 and $2,509,000 during the first six-months of fiscal 1997 and 1996, respectively, due primarily to the repayment of debt in each period. The Company will continue to pay down debt, thereby reducing interest expense, as quickly as possible within the constraints of operating cash flows and restaurant maintenance needs.

The Company's revolving credit and term loan agreement ("Loan Agreement") with a bank includes various financial covenants. Due to the net loss incurred by the Company in the quarter ended December 31, 1996, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant has been suspended by the bank through May 1997.

In February 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants. In the amended agreement, the credit line limit is $4.5 million until June 30, and is reduced by $500,000 then and each subsequent quarter end. Under this limit-reduction schedule, $780,000 of the Company's bank debt is included in the current portion of long-term debt.

Cash capital expenditures are limited by the amended agreement to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends are limited to $150,000 per fiscal year, respectively.

Effective March 31, 1997, the Company and the bank further amended the Loan Agreement . This amendment modified the net cash flow covenant to consider the non-cash provisions of the restructuring charge. The termination date of the loan agreement is April 1, 1998.

At March 31, 1997, the Company had $1,220,000 of credit available under the bank line of credit.

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

On April 11, 1997, the Company's board of directors declared a $.015 per common share semi-annual cash dividend, payable on June 10 to holders of record as of May 27. On December 10, 1996 the Company paid a $.015 per common share semi-annual cash dividend to holders of record as of November 26. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.

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

In the quarter ended March 31, 1997, the Company increased its valuation allowance for deferred tax assets to $700,000. The valuation allowance includes $613,000 to fully reserve for deferred tax assets related to disposal of the Mexico operation,
due to the uncertainty of their realizability.   The remainder
of the increase in the deferred tax valuation allowance offsets Arizona state NOL carryforwards and other deferred tax assets.


Results of Operations

Sales decreased $1,330,000 (7.4%) and $2,216,000 (6.3%) for the quarter and half-year, respectively, ended March 31, 1997 compared to the same periods last year. The decrease is due to same-store sales declines of 7.4% and 6.1%, respectively.

Average sales for restaurants open throughout the current three and six month periods were $255,000 and $509,000, respectively.
Prior year average sales were $275,000 and $547,000 for the first three and six month periods, respectively.

In response to declining sales, the Company formulated a restructuring plan in the quarter ended March 31, 1997. The restructuring included the closing of seven underperforming restaurants and plans for discontinuing the Company's participation in the Mexico joint venture. The seven restaurants closed on April 15, 1997 contributed $1,170,000 and $2,337,000 of sales in the current quarter and half-year, and $4,920,000 in all of fiscal 1996. These represent average unit sales well below those for the remaining 57 U.S. restaurants. The Company expects restaurants near those closed in Houston, Dallas and San Antonio, Texas and Phoenix, Arizona to show improved sales trends due to customer traffic from the closed locations.

The restructuring plan provides for the Company to continue to participate in operating its Guadalajara, Mexico restaurant through part of the quarter ending June 30, 1997, while appropriate exit procedures are executed. The Company has accrued restructuring reserves to provide for this exit process.
 The Mexico operations have generated operating losses, and have not contributed significant sales to the Company.

To improve sales, the Company has embraced a focused neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing will strengthen Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. A series of Company-wide tactics complement existing Company programs such as the Birthday Club and School Rewards programs. The results of all marketing tactics will be carefully measured to evaluate their impact on sales.

The Company introduced its 110% Satisfaction Guaranteed promotion April 26 with a round of employee rallies that demonstrated the Company's commitment to customer satisfaction. At the rallies, the Company announced the rollout of its new frequent diner program, which will be run intermittently to increase visit frequency. The Company also presented new, modern uniforms to add a fresh, updated look in the restaurants.
 New graphics for menu boards and other design improvements will be introduced during the summer to enhance restaurant appearance.

Food cost increased 1.6% and 0.5% of sales for the current quarter and half-year, respectively, compared with the same periods in fiscal 1996. The increase is due primarily to higher usage of meats as the Company rolled out its all-you-can-eat fajita promotion during fiscal 1997. Higher produce prices resulting from disruptive weather conditions and smaller production efficiencies resulting from lower sales compounded the food cost problems. If the Company is unable to reduce food costs with purchasing improvements and production efficiencies, price increases will be considered.

Restaurant labor and related expenses were flat for the quarter but up 0.6% of sales year-to-date, compared with the same periods in fiscal 1996, despite the benefit of a $558,000 credit to reduce employee injury benefit reserves in the current quarter. These reserves were reduced to recognize effective risk and case management based on management analysis of claims activity and results.

Excluding the credit to reduce employee injury benefit reserves, labor and related costs were up 3.4% and 2.3% of sales for the current quarter and half-year, respectively. The increase was caused by the combination of the higher federal minimum wage and lower sales. Hourly wage inflation increased labor costs about 1.3% of sales. Due to the increased federal minimum wage and a difficult labor market, the Company's average regular hourly wage cost was $0.22 per hour higher for the first six-months of 1997 than for the first half of 1996. If the Company is unable to reduce labor cost factors with management efficiencies and sales increases, the Company will consider price increases.

Restaurant operating expenses, which include marketing and occupancy costs, increased 0.7% and 1.5% of sales for the current three-month and six-month periods versus the same periods last year. For the quarter, the Company spent $196,000 less in 1997 than in 1996, and spending for the 1997 half-year matched the 1996 half-year. Nevertheless, lower sales caused higher cost percentages.

The Company spent 1.9% and 3.3% of sales on marketing in the second quarters of fiscal 1997 and 1996, respectively. Due to the strategic shift from broadcast advertising to neighborhood marketing, the Company spent $277,000 less on marketing in the current quarter. In the second quarter of 1996, the Company spent $423,000 for broadcast media for TV ads, compared with $8000 for broadcast media in the second quarter of 1997. These savings were partially used to fund an additional $82,000 for marketing research and consulting this quarter.

For marketing in the first half-year, the Company spent 2.5% of sales and 2.6% of sales in fiscal 1997 and 1996, respectively. Marketing costs were $78,000 lower this half-year, as the Company spent $369,000 less for ad media and $163,000 more for marketing research and consulting plus $89,000 more for promotions. In fiscal 1997, management expects to continue marketing expenditures at the fiscal 1996 rate of 2.7% of sales.

The remainder of the increase in restaurant operating costs as a percentage of sales is due to the effect of lower sales on relatively fixed occupancy costs, utilities and other operating expenses.

Depreciation and amortization decreased $55,000 and $135,000 for the three-month and six-month periods ended March 31, 1997 compared to the prior year periods, due to limited capital additions this year.

For the quarter and half-year, general and administrative expenses increased $221,000, up 1.9% of sales, and $117,000, up 0.8% of sales, respectively. The increase was partially due to a $71,000 charge to reserve for extinguishment of stock notes receivable from two former employees.

The Company recorded a restructuring charge of $4,988,000 to execute the restructuring plan established in the quarter ended March 31, 1997. This charge included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,460,000 to reserve for exit and carrying costs of closed locations. The rest of the charge consisted of a $455,000 loss from recognition of the Cumulative Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

Interest expense was $38,000 and $144,000 lower for the current quarter and half-year, respectively, compared to the same periods in fiscal 1996, due to lower outstanding debt.

The benefit for income taxes was $1,635,000 and $1,951,000 for the current quarter and half-year, respectively. Year-to-date that represents 34.1% of the US net loss before income taxes versus a benefit rate of 37.6% for first six-months of fiscal 1996. No tax benefits have been recognized for the losses in
the Mexico operations.   The prior year benefit was high due to
an increase in federal tax refunds receivable.

Due to lower sales and other factors discussed above, the Company reported net losses of $4,087,000 and $4,761,000 for the quarter and half-year ended March 31, 1997 versus net losses of $37,000 and $393,000 for the same periods last year, respectively. The restaurant industry is intensely competitive, and the Company's future earnings depend on reversing the trend of declining unit sales and improving the key cost factors.


Other Uncertainties and Trends

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


Special Note Regarding Forward-Looking Information

The foregoing section contains various forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding unit growth, future capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits Required by Item 601 of Regulation S-K

		Exhibit
		Number

			 2	    Not applicable
 		 4	    Not applicable
   10(y)  Amendment to Revolving Credit and Term Loan Agreement,
     					dated March 31, 1997 -- filed herewith.
   11     Not required--explanation of net earnings (loss) per
          share computation is contained in notes to consolidated
          condensed financial statements.
			15	    Letter re: unaudited interim financial
      				information
			18	    Not applicable
			19    	Not applicable
			22    	Not applicable
			23	    Not applicable
			24	    Not applicable
			27	    Financial Data Schedule

	(b)	Reports on Form 8-K

  			No reports on Form 8-K were filed during the quarter ended
     March 31, 1997.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       		PANCHO'S MEXICAN BUFFET, INC.




                	May 14, 1997	/s/ Hollis Taylor
                             	Hollis Taylor, President and Chief Executive
                              Officer (Principal Executive Officer)


                	May 14, 1997	/s/ W. Brad Fagan
                             	Brad Fagan, Vice President, Treasurer,
                              Controller and Assistant Secretary (Principal Financial and Accounting Officer)