Form 10-Q
period 1997-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1997-08-14
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549


FORM 10-Q


   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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



Number of shares of Common Stock outstanding as of August 11,
1997:    4,397,559.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES


INDEX

                                                      Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

	Introduction		                                       	   1

	Consolidated Condensed Balance Sheets,
		June 30, 1997 (unaudited) and September 30,1996	       	2

	Consolidated Condensed Statements of
		Operations for the Three Months and Nine Months
		Ended June 30, 1997 and 1996 (unaudited)		              3

	Consolidated Condensed Statements of Cash
		Flows for the Nine Months
		Ended June 30, 1997 and 1996 (unaudited)		              4

	Notes to Consolidated Condensed Financial
		Statements (unaudited)		                                5

	Independent Accountants' Review Report	                  8


  Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results
		of Operations 		                                        9


Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no
		response required)

  Item 4.	Submission of Matters to a Vote of
		Security Holders (no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		             16

Signatures				                                           17

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of June 30, 1997 and for the three-month and nine-month periods ended June
30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1996. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to consolidated condensed financial statements included herein, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997.

	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 1997 and for the three-month and nine-month periods ended June 30, 1997 and 1996 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                                           June 30,         September 30,
                                                             1997               1996

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     784,000      $     145,000
    Accounts and notes receivable - current portion           220,000            254,000
    Income taxes receivable                                   433,000            186,000
    Inventories                                               565,000            640,000
    Prepaid expenses                                          151,000            180,000
    Deferred income taxes                                     317,000            206,000
        Total current assets                                2,470,000          1,611,000

PROPERTY, PLANT AND EQUIPMENT :
    Land                                                    3,295,000          3,446,000
    Buildings                                               9,900,000         10,561,000
    Leasehold improvements                                 21,529,000         22,532,000
    Equipment and furniture                                26,846,000         28,579,000
    Construction in progress                                   70,000              7,000
        Total                                              61,640,000         65,125,000
    Less accumulated depreciation and amortization        (34,207,000)       (32,359,000)
             Property, plant and equipment - net           27,433,000         32,766,000

OTHER ASSETS:
    Deferred income taxes                                   4,230,000          2,811,000
    Other, including noncurrent portion of receivables        550,000            780,000
        Total other assets                                  4,780,000          3,591,000

            TOTAL                                       $  34,683,000      $  37,968,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,032,000      $   1,121,000
    Accrued wages and bonuses                               1,600,000          1,485,000
    Other current liabilities                               1,814,000          1,398,000
    Debt classified as current                              4,329,000            152,000
        Total current liabilities                           8,775,000          4,156,000

OTHER LIABILITIES:
    Long-term debt                                            263,000          3,489,000
    Accrued insurance costs                                 2,988,000          3,802,000
    Restructuring reserves                                    513,000
        Total other liabilities                             3,764,000          7,291,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,633,000         18,633,000
    Retained earnings                                       3,374,000          8,347,000
    Cumulative foreign currency translation adjustment                          (436,000)
    Stock notes receivable                                   (303,000)          (463,000)
        Stockholders' equity                               22,144,000         26,521,000

            TOTAL                                       $  34,683,000      $  37,968,000

See notes to consolidated condensed financial statements.

  PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (UNAUDITED)

                                                            Three Months Ended                     Nine Months Ended
                                                               June 30,                               June 30,
                                                                 1997               1996                1997              1996

SALES                                                      $    16,745,000    $    18,005,000     $    49,904,000   $    53,380,000

COSTS AND EXPENSES:
    Food costs                                                   4,847,000          4,870,000          14,238,000        14,717,000
    Restaurant labor and related expenses                        6,051,000          6,651,000          18,765,000        19,972,000
    Restaurant operating expenses                                3,858,000          4,079,000          11,918,000        12,130,000
    Depreciation and amortization                                  789,000            976,000           2,647,000         2,969,000
    General and administrative expenses                          1,247,000          1,170,000           3,972,000         3,778,000
    Restructuring charges                                           78,000                              5,066,000
        Total                                                   16,870,000         17,746,000          56,606,000        53,566,000

OPERATING INCOME (LOSS)                                           (125,000)           259,000          (6,702,000)         (186,000)

INTEREST EXPENSE                                                   (89,000)          (112,000)           (289,000)         (456,000)

OTHER, INCLUDING INTEREST INCOME                                    88,000             58,000             153,000           217,000

EARNINGS (LOSS) BEFORE INCOME TAXES                               (126,000)           205,000          (6,838,000)         (425,000)

PROVISION (BENEFIT) FOR INCOME TAXES                               (46,000)            84,000          (1,997,000)         (153,000)

NET EARNINGS (LOSS)                                        $       (80,000)   $       121,000     $    (4,841,000)  $      (272,000)


NET  EARNINGS (LOSS) PER SHARE                             $         (0.02)   $          0.03     $         (1.10)  $         (0.06)


See notes to consolidated condensed financial statements.

  PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)

                                                                    Nine Months Ended June 30,
                                                                          1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                              $    (4,841,000)   $      (272,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
      Restructuring charges
      Depreciation and amortization                                      2,647,000          2,969,000
      Provision (benefit) for deferred income taxes                     (1,570,000)            (4,000)
      Amortization of restaurant start-up costs                                                36,000
      Payment of restaurant start-up costs
      Provision for impairment of  long-lived assets                     3,073,000
      Provision for exit and carrying costs of closed locations          1,538,000
      Provision for cumulative translation adjustment                      456,000
      Loss on impairment of stock notes receivable                          83,000
      (Gain) on sale of assets                                            (114,000)          (109,000)
      Minority interest in net earnings (loss)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                         13,000            219,000
      Income taxes receivable                                             (247,000)         1,212,000
      Inventories, prepaid expenses and other assets                       115,000            446,000
      Exit and carrying cost reserves of closed locations                 (677,000)
      Accounts payable and accrued expenses                               (715,000)          (712,000)
      Other                                                                                    33,000
          Total adjustments                                              4,602,000          4,090,000
              Net cash provided (used) by operating activities            (239,000)         3,818,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                      (352,000)          (621,000)
  Proceeds from sale of assets                                             339,000            228,000
              Net cash (used) by investing activities                      (13,000)          (393,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                             4,176,000            (20,000)
  Long-term borrowings                                                  21,122,000         22,767,000
  Repayments of long-term borrowings                                   (24,348,000)       (26,224,000)
  Proceeds from increase in minority interest
  Dividends paid                                                          (132,000)          (132,000)
  Payments received on officer stock notes                                  77,000             67,000
              Net cash provided (used) by financing activities             895,000         (3,542,000)

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                                          (4,000)           (21,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       639,000           (138,000)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                    145,000          1,199,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                  $       784,000    $     1,061,000

SUPPLEMENTAL INFORMATION:
  Income taxes paid (refunds received), net                               (180,000)   $    (1,348,000)
  Interest paid, net of capitalized amounts                        $       240,000            450,000

See notes to consolidated condensed financial statements.


PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)



1.	NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares was 4,398,000 for the three months and nine months ended June 30, 1997 and June 30, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt in the quarter beginning October 1, 1997. Management believes that the adoption of SFAS No. 128 will not have a material effect on the Company's financial statements.


2.	LONG-TERM DEBT

Payment of the Company's outstanding debt under its revolving credit and term loan agreement ("Loan Agreement") with a bank is due April 1, 1998. Management is currently negotiating with the bank to extend its debt agreement. The Company does not currently have an extension agreement with the bank or an alternate financing agreement, which raises substantial doubt about the Company's ability to continue as a going concern. If an agreement is not reached, then management will seek an alternate source of financing, however, there are no assurances that alternate financing will be found. Management expects the Company to have funds available for some debt reduction before April 1, 1998, from various sources, including operating cash flow, income tax refunds and sales of closed restaurant sites.

The Loan Agreement includes various financial covenants. Due to the operating loss (as defined by the Loan Agreement) incurred by the Company in the quarter ended December 31, 1996, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant was suspended by the bank through May 1997. The Company was in compliance with this and all other loan covenants at June 30, 1997.

In February 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants. Under the amended agreement, the credit line limit is $4 million effective June 30, 1997, and is reduced by $500,000 each subsequent quarter end through March 31, 1998. At June 30, 1997, the Company had no additional credit available under the bank line of credit.

Cash capital expenditures are limited by the amended agreement to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends must not exceed
$150,000 per fiscal year.


3.	RESTRUCTURING COSTS

In the quarter ended March 31, 1997, the Company established a restructuring plan in an effort to return to profitability. The plan included closing seven underperforming restaurants, disposing of the Mexico joint venture, impairing four other restaurants and increasing the reserves for lease buyout for two previously closed locations.

The Company has recorded restructuring charges of $5,066,000 to execute the plan. Under the plan, the Company recognized $4,988,000 in restructuring charges in the quarter ended March 31, 1997, and $78,000 more in the quarter ended June 30, 1997. The charges included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,538,000 to reserve for exit and carrying costs of closed locations. The rest of the charge consisted of a $455,000 loss from the recognition of the Cumulative Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

Under the plan, the Company closed seven U.S. locations on April 15, 1997. The Company has written off its entire investment in the Mexico venture and has reserved for exit and carrying costs to dispose of its interest. The Company has transferred its interest in the Mexico venture effective May 31, 1997 to its joint venture partner, a non-employee director of the Company.

Sales for the seven closed locations plus the Mexico operation were $281,000 and $2,854,000 for the quarter and nine-months ended June 30, 1997, respectively, and $5,512,000 for all of fiscal 1996.


4.        ADJUSTMENT OF INSURANCE RESERVES

The Company recognized net benefits of $500,000 and $558,000 to reduce employee injury benefit reserves in the quarters ended June 30, 1997 and March 31, 1997, respectively. These reserves, which are included in accrued insurance costs on the balance sheet, were reduced based on an updated management analysis of claims activity and results.


5.        CASH DIVIDENDS

On June 10, 1997, the Company paid a $.015 per common share semi-annual cash dividend to holders of record on May 27, 1997. On December 10, 1996 the Company paid a $.015 per common share semi-annual cash dividend to holders of record as of November 26, 1996.


6.        DEFERRED TAX ASSETS

In the quarter ended June 30, 1997, the Company increased its valuation allowance for deferred tax assets to $836,000. The valuation allowance includes $635,000 to fully reserve for deferred tax assets related to disposal of the Mexico operation, due to the uncertainty for their realizability. The remainder of the increase in the deferred tax valuation allowance offsets Arizona and Texas net operating loss carryforwards and other deferred tax assets.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Pancho's Mexican Buffet, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries (the "Company") as of June 30, 1997 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1997 and 1996 and the statements of cash flows for the nine months then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.

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

August 5, 1997

PART I.  FINANCIAL INFORMATION


Item 2.	Management's Discussion and Analysis of Financial

		Condition and Results of Operations



Financial Condition

At June 30, 1997, the Company's current ratio was 0.3 to 1, down
0.1 from September 30, 1996, because the outstanding debt under its bank line of credit was shown as current at June 30, 1997, due to its April 1, 1998 maturity.

Payment of the Company's outstanding debt under its revolving credit and term loan agreement ("Loan Agreement") with a bank is due April 1, 1998. Management is currently negotiating with the bank to extend its debt agreement. The Company does not currently have an extension agreement with the bank or an alternate financing agreement, which raises substantial doubt about the Company's ability to continue as a going concern. If an agreement is not reached, then management will seek an alternate source of financing. Management expects the Company to have funds available for some debt reduction before April 1, 1998, from various sources, including operating cash flow, income tax refunds and sales of closed restaurant sites.

The Loan Agreement includes various financial covenants. Due to the operating loss (as defined by the Loan Agreement) incurred by the Company in the quarter ended December 31, 1996, the Company violated a covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The requirement to comply with an earnings-related covenant was suspended by the bank through May 1997. The Company was in compliance with this and all other loan covenants at June 30, 1997.

In February 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants. Under the amended agreement, the credit line limit is $4 million effective June 30, 1997, and is reduced by $500,000 each subsequent quarter end through March 31, 1998. At June 30, 1997, the Company had no additional credit available under the bank line of credit.

Cash capital expenditures are limited by the amended agreement to $500,000 each of the first three fiscal quarters and $1,900,000 for the fiscal year. Cash dividends must not exceed
$150,000 per fiscal year.

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

Cash and cash equivalents increased $639,000 during the nine-month period to a balance of $784,000 at June 30, 1997, as cash provided by net borrowings was partially-offset by cash used for operations and investment.

Operating activities used $239,000 and provided $3,818,000 in the nine-month periods ended June 30, 1997 and 1996, respectively. The Company incurred net losses of $4,841,000 and $272,000 for the first nine months of fiscal 1997 and 1996, respectively. The current period net loss included $2,647,000 in depreciation charges, restructuring charges of $5,066,000 and a benefit of $1,570,000 for deferred tax assets. The restructuring charges included $3,033,000 to impair fixed assets, $1,538,000 to record restructuring reserves for carrying and exit costs of closed locations, a $455,000 loss from the recognition of the Cumulative Foreign Currency Translation Adjustment, and a $40,000 valuation allowance for deferred tax assets. Operating cash flow in the first nine-months of 1996 included $2,969,000 in depreciation expense and receipt of $1,362,000 in tax refunds.

Investing activities used $13,000 of cash in the nine months just ended. The Company spent $352,000 primarily for capital replacements and remodeling existing restaurants, and recouped $339,000 from the sale of equipment. In the first nine months of fiscal 1996, investing activities used a net of $393,000. The Company spent $621,000 primarily for remodeling of existing restaurants and completion of the Guadalajara restaurant, which opened in October 1995. Proceeds from the sale of assets totaled $228,000 in the first nine months of fiscal 1996.

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

Under the restructuring plan formulated in the quarter ended March 31, 1997, the Company closed seven restaurants on April 15, 1997. Units closed included leased locations in Houston, Dallas, San Antonio, Lubbock and College Station, Texas. The Company provided estimated restructuring reserves to buy out of the leases for those locations. The Company owns the land and buildings of two units, in Phoenix and Tucson, Arizona, which were closed. Plans are to sell those two restaurant properties and to use the proceeds to reduce bank debt.

Financing activities provided $895,000 and used $3,542,000 in the first nine months of fiscal 1997 and 1996, respectively. Bank debt under the line of credit was $720,000 higher at June 30, 1997, than at September 30, 1996. Current and long-term notes payable were further increased by lease buyout notes issued to landlords in fiscal 1997 to reduce lease expenses for closed locations, effectively moving off-balance sheet lease liabilities to the balance sheet as debt. Cash was used in financing activities in the first nine months of 1996 primarily for repayment of debt. The Company will continue to pay down debt, thereby reducing interest expense, as quickly as possible within the constraints of operating cash flows.

On June 10, 1997, the Company paid a $.015 per common share semi-annual cash dividend to holders of record as of May 27. On December 10, 1996 the Company paid a $.015 per common share semi-annual cash dividend to holders of record as of November
26. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.

The Company believes it will realize substantial benefits from the use of federal employer tax credits and state net operating loss (NOL) carryforwards to reduce future federal and state income tax liabilities. Full realization of these and other deferred tax assets is dependent on the Company achieving certain levels of taxable income in the future. If the Company's results of operations continue to decline or do not timely achieve levels needed to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in a charge against income. The Company has established a valuation allowance to offset the amount of deferred tax assets it believes are likely not to be realized.

In the quarter ended June 30, 1997, the Company increased its valuation allowance for deferred tax assets to $836,000. The valuation allowance includes $635,000 to fully reserve for deferred tax assets related to disposal of the Mexico operation,
due to the uncertainty of their realizability.   The remainder
of the increase in the deferred tax valuation allowance offsets Arizona and Texas state NOL carryforwards and other deferred tax assets.



Results of Operations

Sales decreased $1,260,000 (7.0%) and $3,476,000 (6.5%) for the quarter and nine months, respectively, ended June 30, 1997 compared to the same periods last year. Sales for the seven closed U.S. restaurants plus the Mexico operation were $1,061,000 and $1,267,000 higher in the quarter and nine months ended June 30, 1996, respectively, than in the same periods this year. The rest of the decrease is due to same-store sales declines of 1.2% and 4.5% for the quarter and nine months, respectively.

Average sales for restaurants open throughout the current three and nine-month periods were $288,000 and $824,000, respectively.
 The increase over prior year average sales of $277,000 and $825,000 for the same periods, respectively, is primarily due to the elimination of the lower sales volume locations under the restructuring plan. Continuing this positive sales trend, average store sales were up over 7% for July 1997 compared with July 1996.

In response to declining sales, the Company formulated a restructuring plan in the quarter ended March 31, 1997. The restructuring included the closing of seven underperforming restaurants and plans for discontinuing the Company's participation in the Mexico joint venture. The seven restaurants closed on April 15, 1997 plus the Mexico operation contributed $281,000 and $2,854,000 of sales in the current quarter and nine months, and $5,512,000 in all of fiscal 1996. These represent average unit sales well below those for the remaining 57 U.S. restaurants. Those restaurants near locations closed in Houston, Dallas and San Antonio, Texas and Phoenix, Arizona have shown much improved sales trends due to customer traffic from the closed locations.

The Company continued to participate in operating its Guadalajara, Mexico restaurant through May 31, 1997, as appropriate exit procedures were executed. The Company has written off its entire investment in the Mexico venture and has reserved for exit and carrying costs to dispose of its interest.
 The Company has transferred its interest in the Mexico venture to its joint venture partner, a non-employee director of the Company.

In response to increased wage and other cost factors, the Company implemented new menu pricing effective in July 1997. This change is the Company's first major price increase since December 1993, and is expected to represent an average price increase of 5.1%. Additional increases are being considered for fiscal 1998 in response to the federal minimum wage increase September 1, 1997, and other cost increases.

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

The Company introduced its 110% Satisfaction Guaranteed promotion April 26 with a round of employee rallies that demonstrated the Company's commitment to customer satisfaction. At the rallies, the Company announced the rollout of its new frequent diner program, which will be run intermittently to increase visit frequency. The Company also presented new, modern uniforms to add a fresh, updated look in the restaurants.
 New graphics for menu boards and other design improvements will be introduced during the summer to enhance restaurant appearance. Fourth quarter promotions will include a targeted newspaper insert with coupons, frequent diner discounts and a variety of store-specific tactics.

Food cost increased 1.9% and 0.9% of sales for the current quarter and nine months, respectively, compared with the same periods in fiscal 1996. The increase is due primarily to higher usage of meats as the Company rolled out its all-you-can-eat fajita promotion, which was discontinued in most restaurants on July 1, 1997. Higher produce prices resulting from disruptive weather conditions and smaller production efficiencies resulting from lower sales compounded the food cost problems. The July 1997 price increase is expected to significantly reduce food cost as a percentage of sales.

Restaurant labor and related expenses were down 0.8% of sales for the quarter but up 0.4% of sales year-to-date, compared with the same periods in fiscal 1996. Higher wages were offset in the quarter and partially-offset year-to-date by reductions of $500,000 and $558,000 to the employee injury benefit reserves in the quarters ended June 30 and March 31, 1997, respectively. These reserves were reduced to recognize effective risk and case management based on management analysis of claims activity and results.

Excluding the credits to reduce employee injury benefit reserves, labor and related costs were up 2.2% and 2.6% of sales for the current quarter and nine months, respectively. The higher federal minimum wage combined with lower sales to cause the increase as a percentage of sales.

Hourly wage inflation increased labor costs about 1.8% and 1.5% of sales for the quarter and nine months, respectively. Due to the increased federal minimum wage and a difficult labor market, the Company's average regular hourly wage cost was $0.287 and $0.248 higher per hour for the quarter and nine months of 1997, respectively, than for the same periods in 1996. The price increase is expected to lower labor costs as a percentage of sales. Additional price increases are being considered for fiscal 1998 due to the $0.40 per hour federal minimum wage increase effective September 1, 1997.

Restaurant operating expenses, which include marketing, supplies, repair and maintenance, and occupancy costs, increased 0.3% and 1.2% of sales for the current three-month and nine-month periods versus the same periods last year. The Company spent $221,000 and $212,000 less in the 1997 quarter and nine months than the same periods in 1996, but lower sales caused higher cost percentages.

The cost of supplies was up 0.5% and 0.4% of sales for the quarter and nine months in fiscal 1997, respectively, versus the same periods in fiscal 1996. Maintenance costs were up 0.3% and 0.4% of sales for the current quarter and year-to-date, respectively, compared with the same periods in 1996.

The Company spent 2.3% and 2.8% of sales on marketing in the third quarters of fiscal 1997 and 1996, respectively. Due to the strategic shift from broadcast advertising to neighborhood marketing, the Company spent $110,000 less on marketing in the current quarter. The Company spent $304,000 for broadcast media for TV ads in the third fiscal quarter of 1996, compared with none in the third quarter of 1997. These savings were partially offset in the current quarter by spending $49,000 more for marketing research and consulting, $83,000 more for promotions and $40,000 more on other local marketing.

For marketing in the first nine months, the Company spent 2.5% and 2.6% of sales in fiscal 1997 and 1996, respectively. Marketing costs were $187,000 lower this nine months, as the Company spent $688,000 less for ad media and $220,000 more for marketing research and consulting, plus $172,000 more for promotions. Management expects to continue marketing expenditures at about the same rate as the fiscal 1996 rate of 2.7% of sales.

As a percentage of sales, the mostly fixed occupancy costs and utilities were up year-to-date despite lower dollar cost due to lower sales, but were slightly down in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996.

Depreciation and amortization decreased $187,000 and $322,000 for the three-month and nine-month periods ended June 30, 1997 compared to the prior year periods, due to the closing of low sales volume stores and limited capital additions this year.

For the current quarter and nine months, general and administrative expenses increased $77,000, up 0.9% of sales, and $194,000, up 0.9% of sales, respectively. The increase was partially due to an $82,000 charge for impairment of stock notes receivable from two former employees and due to higher accounting services costs.

In fiscal 1997, the Company recorded a restructuring charge of $5,066,000 to execute the restructuring plan established in the quarter ended March 31, 1997. This charge included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,538,000 to reserve for exit and carrying costs of closed locations. The rest of the charge consisted of a $455,000 loss from recognition of the Cumulative Foreign Currency Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

Interest expense was $23,000 and $167,000 lower for the current quarter and nine months, respectively, compared to the same periods in fiscal 1996, due to lower outstanding debt.

The benefit for income taxes was $46,000 and $1,997,000 for the current quarter and nine months, respectively. Year-to-date that represents 34.1% of the U.S. net loss before income taxes. Higher than expected federal income tax refunds caused a benefit rate of 58.1% on the U.S. loss for the first nine months of fiscal 1996. No tax benefits have been recognized for the losses in the Mexico operations.

Due to lower sales and other factors discussed above, the Company reported net losses of $80,000 and $4,841,000 for the quarter and nine months ended June 30, 1997 versus net income of $121,000 and a net loss of $272,000 for the same periods last year, respectively. The restaurant industry is intensely competitive, and the Company's future earnings depend on reversing the trend of declining unit sales and improving the operating margin.

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


Special Note Regarding Forward-Looking Information

The foregoing section contains various forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding unit growth, future capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


	(a) 	Exhibits Required by Item 601 of Regulation S-K

  		Exhibit
		  Number

	      2	    Not applicable

	      4(c)  Amendment to Rights Agreement dated as of January 30, 1996

		    11		   Not required--explanation of net earnings (loss) per share
         	   computation is contained in notes to consolidated condensed
         	   financial statements.

		    15		   Letter re: unaudited interim financia		information

		    18		   Not applicable

		    19		   Not applicable

		    22		   Not applicable

		    23		   Not applicable

		    24		   Not applicable

		    27		   Financial Data Schedule



	(b)	Reports on Form 8-K

				No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		PANCHO'S MEXICAN BUFFET, INC.


	August 14, 1997	                  /s/ Hollis Taylor
                                   Hollis Taylor, President and Chief Executive
                                   Officer (Principal Executive Officer)





	August 14, 1997	                  /s/ W. Brad Fagan
                                  	Brad Fagan, Vice President, Treasurer,
                                   Controller and Assistant Secretary
                                   (Principal Financial and Accounting Officer)