Form 10-K
period 1997-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1997-12-22
CIK 75929

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---    THE SECURITIES EXCHANGE ACT OF 1934

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

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                           YES   X     NO
                                                                  ---        ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON NOVEMBER 28, 1997, BASED ON THE ACTUAL STOCK PRICE ON SUCH DATE WAS $7,717,077.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 28,
1997:..................................................................4,389,159

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 28, 1998, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     The Company, Pancho's Mexican Buffet, Inc. and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet restaurant chain serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria, because it features "all-you-can-eat" at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant when a diner is at the table. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For more service, a diner simply raises the small flag on the table. The Company currently operates 57 restaurants located in the states of Texas (43), Louisiana (6), Arizona (3), Oklahoma (3) and New Mexico (2).

     The Company opened a restaurant in Guadalajara, Mexico in October 1995. This operation was the result of a joint venture between the Company and one of its non-employee directors to test the Mexican market for possible expansion. No other new restaurants were opened in fiscal 1996. No new restaurants were opened in fiscal 1997, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt.

     In March 1997, the Company established a restructuring plan in an effort to improve cash flow and return to profitability. The plan included closing seven underperforming restaurants, disposing of the Mexico joint venture, impairing four other restaurants and increasing the reserves for carrying costs of two previously closed locations. Under the plan, the Company closed seven U.S. locations on April 15, 1997 and disposed of its interest in the Mexico venture effective May 31, 1997.

     In June 1995, following declining sales and net operating losses in the first two quarters of 1995, the Company adopted a restructuring plan. The plan included closing nine underperforming restaurants and writing down assets at seven restaurants operating at lower sales volumes and at the Company's constructed but then-unopened restaurant in Guadalajara, Mexico. Consistent with ongoing efforts to improve operating margins, three other restaurants were closed during the year, and two locations formerly operated as Emiliano's Buffet Mexicano restaurants were re-opened as Pancho's Mexican Buffets.

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

BUSINESS DEVELOPMENT

     The Company's long-term strategy is to expand Pancho's Mexican Buffet within the Company's existing five-state market and other contiguous states. The Company intends to concentrate on the development of existing markets to reduce its supervision expense as a percentage of sales and to improve the Company's competitive position, marketing potential and profitability. There can be no assurance that the Company will be able to achieve these objectives. The Company has no plans for franchising in the U.S.; however, one Pancho's is currently being operated under a license agreement. Due to its losses on the Guadalajara restaurant, the Company does not plan further development in Mexico.

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

     The Pancho's concept is designed to combine the serving speed and economy of cafeteria-style service within an environment typical of table service restaurants. The customer selects and is served food and beverage items from the serving line. When the patron is seated a uniformed employee serves chips, hot sauce, sopaipillas (Mexican bread), beverage refills and more food on request for the "all-you-can-eat" patrons. This is a unique variation of the traditional cafeteria concept, providing full table service after a customer has completed selection from the service line. During fiscal 1993, the Company added self-service soup/salad bars and dessert bars to provide greater food variety and value.

RESTAURANT OPERATIONS

     The Company's restaurants serve continuously from 11:00 a.m. to 9:00 p.m. seven days a week. The restaurants are family-oriented and are designed to match serving-line service speed (three to three and one half patrons per minute) to seating capacity for optimum utilization of space and return on investment. Older Pancho's average approximately 7,300 square feet and seat 180 to 200. New restaurants, and higher volume restaurants in which seating capacity has been expanded, average approximately 9,000 square feet and seat 240 to 300. A typical new restaurant in a strip shopping center costs about $900,000 to $1,000,000 to develop, including equipment and leasehold improvements. Free-standing units cost from $1.5 million to $1.9 million for land, building and equipment.

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

     More than 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, five kinds of enchiladas, red chili stew, green chili stew, chili rellenos, chili con queso, three kinds of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Beverages are also available. Alcoholic beverages are served in 35 restaurants and accounted for 0.9% of the Company's sales for the year ended September 30, 1997. Pancho's restaurants offer food to go, which accounted for 10.3% of sales for the year ended September 30, 1997.

     The Company has standard procedures for customer service, sanitation, food preparation and other operational matters. Each restaurant is under the direction of a general manager, associate manager and production manager (chef). Additionally, higher volume units have a first assistant manager who typically has completed the Company's formal Manager Training Program. The basic three-manager team participates in an incentive compensation program based upon sales and profitability of their specific restaurant. Company Area Supervisors and Production Supervisors inspect the restaurants regularly and assist the unit management to assure compliance with quality standards set by the Company. They also participate in incentive compensation based on the restaurant group for which they are responsible. Depending on the size of the restaurant and the time of the year, each Pancho's will have from 30 to 90 employees.

     Special attention is directed to personnel planning for new restaurants. "Blue Ribbon Teams" which assist in the opening of new restaurants are selected from existing restaurants on the basis of superior employee performance in all categories of restaurant operations. This program provides recognition for superior employee performance and ensures immediate compliance with Company standards of service in newly-opened restaurants.

MARKETING AND ADVERTISING

     From fiscal 1993 through fiscal 1996, the Company employed a mix of television, radio and newspaper advertising combined with local store marketing programs. Same-store sales increases in the fourth quarter of fiscal 1993 and the first three quarters of fiscal 1994 were subsequently offset by declining same-store sales. Management has concluded that television advertising is not efficient for the Company's size and market, and so plans to focus on local store marketing.

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

     The Company has engaged the marketing consulting firm of Feltenstein Partners to assist in conducting market research, developing marketing strategy and tactics, and implementing marketing programs. The Company's previous market research was updated in fiscal 1997, and is being updated again in fiscal 1998. Local store marketing programs tailored to each restaurant were implemented during 1997, and will be updated in 1998.

PURCHASING AND DISTRIBUTION

     The Company owns a warehouse and cold storage facility located at its headquarters in Fort Worth, Texas. Until September 1994, grocery products and supplies were distributed to the Company's restaurants from that facility.

     In July 1994, the Company entered into an agreement with The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. This agreement provided immediate benefits through increased delivery frequency at lower cost and decreased investment in inventory. SYGMA's nationwide distribution network will also allow the Company to develop new markets without capital investments to expand an internal distribution system. The SYGMA Network is a subsidiary of SYSCO Corporation, one of the nation's largest food service and distribution organizations. The SYGMA Network specializes in distribution for restaurant chains.

     The Company believes that its system of central purchasing and distribution is critical to control of product cost and quality and permits restaurant managers to concentrate on quality of food preparation and customer service. Minimal items are purchased locally.

HUMAN RESOURCES

     On September 30, 1997, the Company had about 2,598 employees, of whom 63 were corporate personnel, 2,521 were employed in restaurants and 14 were employed in maintenance and construction.

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

     The sites of eleven operating restaurants are owned by the Company. The Company is seeking to sell a closed restaurant building and land which it owns in Phoenix, Arizona. Forty-six operating restaurants are occupied pursuant to lease agreements which have varying expiration dates into the year 2007. At September 30, 1997, the Company had remaining lease obligations on four closed restaurant locations. As of November 30, 1997, three of these locations were subleased, and the Company is seeking to sublease the other site, for which the lease term expires in February 1999. Leases typically provide for a minimum rental based on the cost of improvements provided by the lessor and a maximum rental based upon the gross sales of the facility. The Company does not deem any individual restaurant lease to be significant in relation to its overall operations.

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

     Information as to restaurant locations is set forth below:

ARIZONA:
Mesa
Phoenix-2

LOUISIANA:
Baton Rouge
Bossier City
Chalmette
Lafayette
Metairie
Shreveport

NEW MEXICO:
Albuquerque-2

OKLAHOMA:
Oklahoma City-2
Tulsa

TEXAS:
Abilene
Amarillo
Arlington-3
Baytown
Beaumont
Burleson
Carrollton
Conroe
Corpus Christi*
Dallas-3
Denton
El Paso-2**
Euless
Fort Worth-3
Galveston
Garland
Houston-6
Humble
Irving
Killeen
League City
Lewisville
Longview
Mesquite
North Richland Hills
Plano
Richardson
San Antonio
Sherman
South Houston
Texarkana
Tyler
Waco
Windcrest

---------------

 * Operated by licensee

** Operated by A&A Foods

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                     POSITION AND OFFICE               PERIOD OF
             NAME                      WITH REGISTRANT               PRESENT OFFICE       AGE
             ----                    -------------------             --------------       ---
Jesse Arrambide, III..........  Chairman of the Board and       Since December 9, 1994    45
                                Chief Operations
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Hollis Taylor.................  Director and President and      Since August 10, 1979     61
                                Chief Executive
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Samuel L. Carlson.............  Director and Senior Vice        Since December 21, 1988   61
                                  President, Administration
                                  and Secretary -- also
                                  Director and officer of
                                  subsidiary companies
Brad Fagan....................  Vice President, Treasurer,      Since September 29, 1995  38
                                  Controller and Assistant
                                  Secretary -- also Director
                                  and officer of subsidiary
                                  companies

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The Company's common stock is traded over-the-counter in the National Association of Securities Dealers, Inc. (NASDAQ) National Market System, under the symbol "PAMX." On November 28, 1997, the number of record holders was about 685 and the Company estimates that on that date there were an additional 1300 beneficial owners. The following table sets forth the quarterly high and low closing prices of the common stock, as reported by NASDAQ, for the calendar quarters indicated.

                    FISCAL QUARTER ENDED                       HIGH      LOW
                    --------------------                      ------    ------
December 31, 1995...........................................  $3.750    $2.625
March 31, 1996..............................................   3.500     2.250
June 30, 1996...............................................   3.000     1.875
September 30, 1996..........................................   2.563     1.875
December 31, 1996...........................................   2.750     1.875
March 31, 1997..............................................   2.688     1.625
June 30, 1997...............................................   2.063     1.500
September 30, 1997..........................................   2.500     1.563

COMMON STOCK DIVIDENDS

     The Company has paid cash dividends for the past 17 years. In 1997, cash dividends were $.03 per share. Future cash dividends will depend on loan restrictions, earnings, financial position, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the five fiscal years ended September 30, 1993 through 1997 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or in previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                           YEARS ENDED SEPTEMBER 30,

                                            1997          1996             1995             1994             1993
                                           -------    -------------    -------------    -------------    -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales....................................  $66,957       $71,487          $80,893          $86,062          $75,968
                                           -------       -------          -------          -------          -------
Costs and Expenses:
  Food costs.............................   18,792        19,681           22,910           23,347           20,956
  Restaurant labor and related
     expenses............................   25,235        26,561           30,400           30,806           27,256
  Restaurant operating expenses..........   15,799        16,508           18,376           19,134           16,014
  Depreciation and amortization..........    3,426         3,949            4,512            4,420            3,635
  General and administrative expenses....    5,160         5,067            5,547            5,475            5,203
  Restructuring charges..................    5,066                          7,572             (264)
                                           -------       -------          -------          -------          -------
          Total..........................   73,478        71,766           89,317           82,918           73,064
                                           -------       -------          -------          -------          -------
Operating income (loss)..................   (6,521)         (279)          (8,424)           3,144            2,904
Interest expense.........................     (348)         (540)            (590)             (34)
Other, including interest income.........      303           269              309               66              147
                                           -------       -------          -------          -------          -------
Earnings (loss) before income taxes and
  cumulative effect of change in
  accounting principle...................   (6,566)         (550)          (8,705)           3,176            3,051
Provision (benefit) for income taxes.....   (1,850)         (135)          (3,343)           1,101              937
                                           -------       -------          -------          -------          -------
Net earnings (loss) before cumulative
  effect of change in accounting
  principle..............................   (4,716)         (415)          (5,362)           2,075            2,114
Cumulative effect of change in accounting
  for income taxes.......................                                                                       722
                                           -------       -------          -------          -------          -------
Net earnings (loss)......................  $(4,716)      $  (415)         $(5,362)         $ 2,075          $ 2,836
                                           =======       =======          =======          =======          =======
Cash dividends...........................  $   132       $   132          $   462          $ 1,056          $ 1,051
                                           =======       =======          =======          =======          =======
Per Share Data:
  Net earnings (loss) before cumulative
     effect of change in accounting
     principle...........................  $ (1.07)      $  (.09)         $ (1.22)         $   .47          $   .48
  Net earnings (loss)....................    (1.07)         (.09)           (1.22)             .47              .64
  Cash dividends.........................      .03           .03             .105              .24              .24
At Year End:
  Total assets...........................  $32,858       $37,968          $44,387          $49,159          $43,092
  Long-term debt.........................    2,287         3,489            8,705            5,840
  Stockholders' equity...................   22,269        26,521           26,988           33,155           31,783
  Number of restaurants..................       57            65               64               72               66

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated: (i) items in the consolidated statements of operations as a percentage of sales; (ii) average restaurant sales; and (iii) the number of restaurants open at the end of each year.

                                                                 PERCENTAGE OF SALES
                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Sales.......................................................   100.0%    100.0%    100.0%
                                                              ------    ------    ------
Costs and Expenses:
  Food costs................................................    28.1      27.5      28.3
  Restaurant labor and related expenses.....................    37.7      37.2      37.6
  Restaurant operating expenses.............................    23.6      23.1      22.7
  Depreciation and amortization.............................     5.1       5.5       5.6
  General and administrative expenses.......................     7.7       7.1       6.8
  Restructuring charges.....................................     7.6                 9.4
                                                              ------    ------    ------
          Total.............................................   109.8     100.4     110.4
                                                              ------    ------    ------
Operating income (loss).....................................    (9.8)     (0.4)    (10.4)
Interest expense............................................    (0.5)     (0.8)     (0.7)
Other, including interest income............................     0.5       0.4       0.3
                                                              ------    ------    ------
Earnings (loss) before income taxes.........................    (9.8)     (0.8)    (10.8)
Income tax benefit..........................................    (2.8)     (0.2)     (4.2)
                                                              ------    ------    ------
Net earnings (loss).........................................    (7.0)%    (0.6)%    (6.6)%
                                                              ======    ======    ======
Average sales (in thousands) for restaurants open throughout
  the year..................................................  $1,123    $1,106    $1,190
Number of restaurants open at end of year...................      57        65        64

  Fiscal 1997 Compared to Fiscal 1996

     The Company's same store sales trend turned positive in the fourth quarter of fiscal 1997, up 2.0% over the fourth quarter of 1996. This reversed quarterly same store sales decreases ranging from 1.2% to 12.7% over the past three fiscal years. Same store customer counts were down 1.4% for the fourth quarter of fiscal 1997, but price increases July 1 and mid-September 1997 helped raise average sales per customer significantly. The chart below shows quarterly and annual same store sales comparisons over the past four fiscal years.

                       COMPARABLE-STORE SALES BY QUARTER

                                          1997     1996      1995      1994
                                          ----     -----     -----     -----
1st Quarter.............................  -5.0%    -12.7%    - 9.6%    +14.3%
2nd Quarter.............................  -7.4     - 5.3     -11.3     +15.1
3rd Quarter.............................  -1.2     - 8.2     -11.8     + 9.2
4th Quarter.............................  +2.0     - 6.5     -11.7     - 6.2
     Fiscal Year........................  -2.8     - 7.8     -11.5     + 7.6

     To address unsatisfactory results of operations, the Company adopted a restructuring plan in the quarter ended March 31, 1997. Under the plan, the Company closed seven low sales restaurants on April 15, 1997, and disposed of its interest in the Mexico operations effective May 31,1997. Those eight locations contributed $2,854,000 in sales in fiscal 1997, versus $5,512,000 in fiscal 1996, a difference of $2,658,000. Each closed unit had been producing far below company average sales per unit. No other closings are currently planned, but management will continue to evaluate operating results and consider closing other locations based on profitability and cash flow.

     Sales decreased $4,530,000 in fiscal 1997 due to the store closings and same store sales declines in the first three fiscal quarters. Same-store sales were down 2.8% in fiscal 1997 compared with a decrease of 7.8% in fiscal 1996. The price increases and restructuring steps helped raise average sales for restaurants open throughout 1997 to $1,123,000, up 1.5% over 1996.

     Total fourth quarter sales were down $1,054,000 in 1997 due to the restructuring. The eight eliminated locations accounted for $1,391,000 in fourth quarter 1996 sales. The restructuring and price increases brought a 7.4% increase in average sales for restaurants open throughout the fourth quarter of 1997 versus average sales for the fourth quarter of 1996. This trend continued into fiscal 1998, as October 1997 average unit sales were up 8.2% compared with October 1996.

     In fiscal 1997, the Company embraced a focused neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing will strengthen Pancho's ties to each restaurant's community with a portfolio of specific tactics developed for each location. A series of company-wide tactics complement existing Company programs such as the Birthday Club and School Rewards programs. The results of all marketing tactics will be carefully measured to evaluate their impact on sales. The marketing consulting firm of Feltenstein Partners was engaged to assist in developing and implementing marketing strategy and tactics. The Company's first major external marketing tactic in fiscal 1997 was initiated in July 1997 after the first major price increase since December 1993.

     To respond to declining margins caused primarily by wage inflation, the Company raised its menu pricing mix effective July 1, 1997 an estimated average of 5.1%. Another price increase, of about 1.5% was instituted in mid-September 1997 to partially offset the effect of the September federal minimum wage increase.

     No new restaurants were opened in fiscal 1997, and none are planned for fiscal 1998. Management plans to continue to improve same store sales and operating margins at its existing units before adding new locations.

     Thanks to the fourth quarter 1997 price increases, food cost was down 0.7% of sales for the fourth quarter of fiscal 1997 versus the same period in 1996, despite being up 0.6% of sales for the year. Meat cost was up 0.4% and 0.8% for the fourth quarter and year of 1997 compared with the same periods in 1996.

     Labor and related expenses were up 1.5% and 0.5% of sales for the fourth quarter and year 1997, respectively, compared with the same periods in 1996. The benefits from 1997 adjustments to employment-related insurance reserves were more than offset by the effects of lower sales and wage rate inflation.

     The Company benefited from reductions to the workers' compensation and Voluntary Employee Injury Benefit (VEIB) Plan insurance reserves of $500,000 in the third quarter and $558,000 in the second quarter of fiscal 1997. The reduction of VEIB Plan reserves recognized the benefits from effective risk and case management, based on closing out claim years 1990 through 1992. After removing the benefit from the VEIB Plan and workers' compensation credits, labor costs were 37.9% of sales for the fourth quarter and 39.3% for 1997.

     Labor costs in fiscal 1996 benefited from a $128,000 refund of prior year health insurance payments and a $125,000 reduction in VEIB Plan reserves in the second and third quarters, plus fourth quarter reserve reductions of $82,000 for the VEIB Plan and $80,000 for workers' compensation. Without these benefit cost adjustments, labor costs were 37.3% and 37.8% of sales for the fourth quarter and year of 1996.

     After removing the benefit of the above adjustments from all quarters and years, labor costs were up 0.6% and 1.5% of sales for the fourth quarter and year 1997 versus the same periods for 1996. Although the Company has had success with its loss control and risk management programs, the gains from adjustment of prior year reserves should be considered one-time gains which may not be repeated in the future.

     Labor and related expenses were up for 1997 due to higher restaurant salaries and wages caused by wage rate inflation and lower sales. Health insurance costs were up 0.2% over 1996 due to inflation and the refund benefit in 1996. Lower profitability in 1997 reduced store bonuses 0.2% of sales compared with 1996. The Company continued to augment its primary restaurant management bonus programs with additional bonus programs for restaurant service and management personnel to provide increased incentives for excellent service.

     Fourth quarter restaurant salaries and wages were the same percentage of sales in 1997 and 1996, reflecting the benefit of the fourth quarter 1997 price increases. The fourth quarter operating results improvement increased store bonuses 0.2% of sales.

     The federal minimum wage increased $0.50 per hour effective October 1, 1996, the first day of the Company's fiscal 1997, and $0.40 more September 1, 1997. Pancho's experienced increases of 7.8% and 5.9% in average hourly wage rates for the 1997 fourth quarter and year, respectively, versus the same periods in 1996. This wage rate inflation represented hourly labor cost increases of 1.6% and 2.2% of sales for the fourth quarter and year of 1997, respectively, compared with the same 1996 periods.

     An increasingly tight labor market will continue to contribute to general wage inflation. Higher wages will make it difficult for the Company to achieve reductions in labor and related costs unless the sales trend improvement continues.

     Pancho's prepares a large quantity and variety of fresh food in small batches throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service, sanitation and food preparation makes it difficult to reduce labor costs in proportion to recent sales declines, as staffing cannot be reduced below certain levels to maintain Pancho's standards for quality service and sanitation.

     Restaurant operating expenses rose 0.5% of sales in 1997 compared with 1996. The percentage increase for the year resulted from lower total sales despite spending $711,000 less in 1997 than in 1996. As many restaurant operating costs are fixed or semi-fixed, such as occupancy costs, future changes in this cost factor will bear an inverse relationship to sales trends

     Restaurant operating expenses include occupancy costs, which rose 0.6% of sales in 1997 due equally to higher maintenance costs, property taxes and rent on lower sales. Restaurant supplies and other operating expenses each rose 0.2% of sales. These increases were partially offset by reductions of 0.3% of sales for marketing, and 0.2% of sales for restaurant general and administrative costs, which benefited from discontinuing employment practices insurance.

     The Company spent $1,591,000, 2.4% of sales, and $1,908,000, 2.7% of sales, on marketing in fiscal 1997 and 1996, respectively. Due to its strategic shift from broadcast media to more local store marketing, the Company spent $953,000 less for advertising media, but $276,000 more for marketing research and consulting, plus $187,000 more for promotions.

     The price increase and restructuring helped reduce fourth quarter restaurant operating expenses 1.4% of sales in 1997. Utilities were down 0.3% of sales, marketing was down 0.6% of sales, supplies were down 0.4% and other operating costs were down 0.4% of sales. These were partially offset by the 0.4% increase in fourth quarter occupancy costs.

     The Company spent 2.1% versus 2.7% of sales on marketing in the fourth quarter of fiscal 1997 and 1996, respectively. The Company spent $130,000 less in the 1997 fourth quarter due to the strategic shift from broadcast advertising to local store marketing. In the fourth quarter of 1996, the Company spent $243,000 for broadcast media for TV ads, compared with zero dollars for broadcast media in the fourth quarter of 1997. The savings were partially offset by $57,000 more spent on marketing consulting and research, and $15,000 more on promotions.

     Depreciation and amortization decreased $199,000, 0.8% of sales, and $521,000, 0.4% of sales, in the fourth quarter and year 1997, respectively, due to the asset write-downs taken in the March 1997 restructuring.

     In fiscal 1997, the Company recorded a restructuring charge of $5,066,000 to execute the restructuring plan established in the quarter ended March 31, 1997. This charge included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,538,000 to reserve for exit and carrying costs of closed locations. The rest of the charges consisted of a $455,000 loss from recognition of the Cumulative Foreign Currency Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

     The Company realized net gains on sale of assets of $256,000 and $141,000 in fiscal 1997 and 1996, respectively. Long-lived assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell.

     In fiscal 1997, interest expense was $192,000 lower than in 1996. Outstanding debt decreased from $3,641,000 on September 30, 1996 to $2,479,000 on September 30, 1997. As outstanding debt decreased, interest expense declined, from $84,000 in the fourth quarter of fiscal 1996 to $58,000 in the fourth quarter of fiscal 1997. Interest expense is expected to continue falling in fiscal 1998 as debt is reduced.

     The Company achieved net earnings of $125,000 in the fourth quarter of 1997, compared with a net loss of $143,000 for the 1996 fourth quarter. The price increases and restructuring helped improve operating margins in the final quarter of 1997. The Company's future profitability depends on its ability to stabilize or improve customer counts and to offset cost inflation with price increases.

     Due to the factors discussed above, the Company reported net losses of $4,716,000 and $415,000 for fiscal years 1997 and 1996, respectively. The 1997 restructuring charge and net loss resulted from declining sales trends that could not be fully offset with cost controls. The Company's future earnings depend largely on improving sales and maintaining tight cost controls in the highly-competitive restaurant industry.

     SFAS No. 123, "Accounting for Stock-Based Compensation", is effective for the Company for the 1997 fiscal year. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earning per share (see
Note 6 to the consolidated financial statements).

  Provision for Income Taxes

     The effective tax rate in fiscal 1997 was a benefit of 28.2% of the total loss before income taxes, compared to a benefit of 24.6% for fiscal 1996 and a benefit of 38.4% for fiscal 1995. These effective rates include the results of Mexico operations, which commenced in fiscal 1996, and for which no tax benefit was recognized. As detailed in Note 5 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to the effects of state income taxes, federal employer tax credits and the results of foreign operations.

     Significant current and deferred income tax benefits were recognized for 1997, resulting primarily from the restructuring charges and operating losses. Income taxes receivable and deferred tax assets were recorded for these benefits based on tax loss carry back opportunities and the Company's long history of and expected future taxable income. The income tax receivable of $538,000 is expected to be received in March 1998.

     Net deferred tax assets increased $1,288,000 in fiscal 1997. The increase was due mainly to the federal net operating loss (NOL) carryforward, accrued restructuring reserves and tax-book differences for fixed assets. These increases were partially offset by the reduction of insurance reserves, and the $783,000 increase in the valuation allowance to offset federal and state NOL carryforwards more likely than not to expire before realization. Note 5 to the consolidated financial statements identifies the components of the deferred tax assets and liabilities.

     The deferred federal tax assets totaled $4,511,000 at September 30, 1997. Of that amount, $1,983,000 was a federal NOL carryforward which expires September 30, 2012, and $416,000 were employer tax credits which expire in fiscal years 2009 through 2012. The valuation allowance was increased $671,000 in fiscal 1997 to provide for the federal portion of the NOL carryforward which might not be realized. No other assets relating to federal income taxes have expiration dates.

     State deferred tax assets were a net $464,000 after subtracting the related valuation allowance at September 30, 1997. The valuation allowance was increased $111,000 in fiscal 1997 to provide for state NOL carryforwards likely to expire before being realized. State NOL carryforwards which expire on the fiscal yearend 1998 through 2002 represent $149,000 of those deferred tax assets, net of the related valuation allowances. Another $167,000 in deferred tax assets, net of related valuation allowances, are based on state NOL carryforwards which expire in fiscal years 2003 through 2012. The remaining $148,000 of state deferred tax assets do not have expiration dates.

     The Company believes it will realize substantial benefits from the use of the federal NOL carryforward and employer tax credits and the state NOL carryforwards to reduce future federal and state income tax liabilities. Full realization of these and other deferred tax assets depends on the Company achieving certain levels of taxable income in the future. If the Company's results from operations fail to timely achieve the levels necessary to use the employer tax credits or the state NOL carryforwards, they could expire before use, resulting in charges against income. The Company has established a valuation allowance to offset the amount of deferred tax assets it believes are likely to not be realized. If the Company does not achieve an operating profit for the year ending September 30, 1998, the Company may be required to write off all or a portion of the deferred tax assets on that date.

     Net deferred tax assets decreased $186,000, to $3,017,000 from September 30, 1995 to September 30, 1996. The decrease was due mainly to the reversal of tax-book differences for fixed assets and the realization of tax benefits as restructuring reserves were actually paid. These decreases were partially offset by the tax loss, which increased the federal alternative minimum tax carryforwards and the state NOL carryforwards. The valuation allowance was increased to $43,000 from $25,000 based on the expectation that not all the state NOL carryforwards will be realized before they expire.

     Current and deferred income tax benefits were recognized in 1996, resulting primarily from operating losses. The federal income tax refund receivable September 30, 1996 of about $180,000 was received in February 1997.

  Liquidity and Capital Resources

     The Company's current ratio was 0.43 to 1 at September 30, 1997 compared with 0.39 to 1 at September 30, 1996. The increase was due to a $321,000 reduction in current accrued insurance costs plus the $284,000 increase in cash equivalents and $352,000 increase in income taxes receivable.

     The current ratio had decreased 0.5 during fiscal 1996 mainly because about $1.2 million received for income taxes receivable plus about $1 million in cash at September 30, 1995 was applied primarily to reduce long-term debt. Cash equivalents decreased $1,054,000 in 1996 to a balance of $145,000 at September 30 as all available cash was applied to reduce long-term debt. Cash equivalents decreased $462,000 in fiscal 1995, as capital spending exceeded cash provided by operating and financing activities.

     Operating activities provided net cash of $882,00 in fiscal 1997 compared with $4,657,000 in 1996. The 1997 net loss of $4,716,000 included non-cash charges of $3,426,000 for depreciation and amortization, $3,033,000 for asset impairments, $1,538,000 for restructuring reserves, $455,000 to recognize the cumulative foreign currency translation adjustment, and a non-cash deferred tax benefit of $1,288,000. Cash was used to reduce accounts payable and accrued liabilities by $272,000, restructuring reserves by $961,000, and income taxes receivable increased $352,000.

     The 1996 net loss of $415,000 included non-cash charges of $3,949,000 for depreciation and amortization and a $186,000 provision for deferred income taxes. The receipt of the 1995 income tax receivable caused a net reduction in income taxes receivable of $1,041,000.

     Operating activities provided net cash of $3,464,000 in fiscal 1995. The 1995 loss included pre-tax non-cash restructuring charges of $7,572,000 for restaurant closings and impairments, and non-cash income tax benefits of $3,343,000 included in income taxes receivable and deferred tax assets.

     Investing activities provided $622,000 cash during fiscal 1997. The Company realized $1,081,000 in proceeds from asset sales, including the Tucson land and building. The Company spent $459,000 cash to remodel three existing restaurants, install computer point-of-sale systems in two restaurants, and provide routine capital replacements. No new restaurants were opened or under construction in fiscal 1997, and none are planned for fiscal 1998. Management plans to continue to emphasize improving sales and operating margins in existing units. Capital expenditures to remodel existing restaurants, install restaurant computer systems and provide routine capital replacements will continue within the constraints of available operating cash flow and Loan Agreement restrictions (see Note 3 to the consolidated financial statements). The Company may also enter into lease agreements to acquire computer point-of-sale systems or other equipment.

     Under the restructuring plan formulated in the quarter ended March 31, 1997, the Company closed seven restaurants on April 15, 1997 and disposed of its interest in the Mexico venture. Units closed included leased locations in Houston, Dallas, San Antonio, Lubbock and College Station, Texas. The Company provided estimated restructuring reserves to buy out of the leases for those locations. The Company sold the land and building for the closed Tucson restaurant in September 1997, and is seeking to sell the land and building for the closed Phoenix location. Proceeds from real estate sales must be used to pay down debt in accordance with the Company's bank loan requirements.

     Investing activities used a net of $411,000 in fiscal 1996. Capital additions to remodel two existing restaurants, install computer point-of-sale systems in three restaurants and provide ordinary replacements were partially recouped by $278,000 in proceeds from the sale of fixed assets. The Company opened its Guadalajara restaurant in October 1995. No other new restaurants were opened in fiscal 1996.

     Investing activities used $6.4 million in fiscal 1995. The Company invested $7 million cash to build new restaurants, remodel existing restaurants, install restaurant computer systems and pay accrued construction costs from the prior year. Three new Pancho's Mexican Buffet restaurants, in Pasadena, Baytown and Galveston, Texas were opened in 1995 and two former Emiliano's Buffet Mexicano restaurants were reopened as Pancho's Mexican Buffets. Also in 1995, the Company sold a restaurant site in Colorado for $290,000, and sold a closed restaurant building to the landowner for $175,000 and termination of the ground lease.

     Financing activities consumed $1,217,000 in fiscal 1997, primarily to reduce total debt by $1,162,000 and pay $132,000 in dividends.

     Financing activities used $5,291,000 in fiscal 1996, mainly for net debt reduction of $5,226,000 and dividends paid of $132,000. In 1995, financing activities provided net cash of $2,478,000, based primarily on net long-term borrowings of $2,865,000 less the payment of cash dividends of $725,000.

     The Company's revolving credit and term loan agreement (Loan Agreement) with a bank has reduced the revolving credit line limit from $6,483,000 at September 30, 1996 to $2,962,000 at September 30, 1997. The Company had $920,000 of credit available under the line at September 30, 1997.

     The Company plans to finance its fiscal 1997 operations and capital additions mainly with cash flow from operations and the line of credit. The Company may also use operating leases to acquire new point-of-sale systems for some or all of the 17 restaurants which have not yet been updated to the newer system.

     In December 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants, effective December 1, 1997. Under this amendment, the credit line limit is reduced the last day of each quarter until the agreement terminates June 30, 2000. The credit limits effective through each quarter end under the amended agreement are shown below.

                                           CREDIT
       FROM              THROUGH           LIMIT
       ----              -------           ------
December 19, 1997   December 30, 1997    $3,461,748
December 31, 1997   March 30, 1998        3,300,000
March 31, 1998      June 29, 1998         3,200,000
June 30, 1998       September 29, 1998    2,600,000
September 30, 1998  December 30, 1998     2,000,000
December 31, 1998   March 30, 1999        1,900,000
March 31, 1999      June 29, 1999         1,700,000
June 30, 1999       September 29, 1999    1,100,000
September 30, 1999  December 30, 1999       500,000
December 31, 1999   March 30, 2000          400,000
March 31, 2000      June 29, 2000           200,000
June 30, 2000                                   -0-

     One financial covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are limited by the amendment to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of $3 million. The loan is secured with all of the Company's real property.

     The Loan Agreement includes various financial covenants. Due to the operating loss (as defined by the Loan Agreement) incurred by the Company in the quarter ended December 31, 1996, the Company violated a loan covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The Company was in compliance with this and all other loan covenants at September 30, 1997.

     Due to the net losses incurred by the Company in September 1996 and the quarter ended December 31, 1995, and in each of the first three quarters of fiscal 1995, the Company violated certain loan covenants. The bank has subsequently granted permanent waivers for each of those past covenant violations. However, to obtain the waivers, the Company agreed to collateralize the loan with substantially all of its real property.

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

     On October 17, 1997, the Company's board of directors declared a $.015 per share dividend to be paid December 9, 1997 to holders of record on November 25, 1997. The Company paid a dividend of $.015 per share on December 10, 1996 and again on June 10, 1997 to holders of record on November 26, 1996 and May 27, 1997, respectively. Future cash dividends will depend on loan restrictions, earnings, financial position, capital requirements and other relevant factors. The Loan Agreement prohibits cash dividends until an earnings target is met, and limits them to $150,000 per fiscal year.

  Fiscal 1996 Compared to Fiscal 1995

     Sales decreased $9,406,000 in fiscal 1996 due to lower same-store sales and twelve restaurant closings in fiscal 1995.

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

     The Company closed nine restaurants under a June 1995 restructuring plan and closed three others in the ordinary course of business in fiscal 1995. The closed locations contributed $5,430,000 in sales in fiscal 1995. Each closed unit had been producing far below company average sales per unit.

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

  Impact of Inflation

     In the restaurant business, food, labor, and labor related expenses are the major cost factors that effect profits. Many of the Company's employees are paid wages related to the statutory minimum wage and any increase in the minimum wage would increase the Company's cost. Also, most of the Company's leases require the payment of percentage rentals based on revenues, which along with taxes, repairs and maintenance, utilities and insurance are subject to inflation. The Company expects to be able to offset the effects of inflation through occasional price increases and savings due to volume purchasing.

     The federal minimum wage increased $.50 per hour effective October 1, 1996, and further increased $.40 per hour effective September 1, 1997. The Company implemented price increases July 1, 1997 and mid-September 1997 to offset the labor cost increases due to higher minimum wage levels.

  Other Uncertainties and Trends

     In recent years, there has been accelerated development of value-priced menus and "all-you-can-eat" restaurant offerings. Pancho's Mexican Buffet has operated as a value-priced, "all-you-can-eat" concept for over 30 years and expects to compete effectively.

     Some computer hardware and software use only two digits to identify the year in date information. If not corrected, such systems could fail when processing dates for the year 2000 or later. The Company is in the process of evaluating its risk and the related costs of updating its computer hardware and software to properly process year 2000 and later dates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 22.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of Registrant

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of the Company is set forth under the caption THE BOARD OF DIRECTORS appearing on page 2 of the Company's Proxy Statement dated December 22, 1997, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers, stock options and transactions with management is set forth under the captions EXECUTIVE COMPENSATION, COMPENSATION OF DIRECTORS, AGGREGATED OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUES, REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS and TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on pages 5 through 10 of the Company's Proxy Statement dated December 22, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and nominees for directors and officers as of December 11, 1997, and the amount of such shares with respect to which certain of the directors or nominees and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF DECEMBER 11, 1997, appearing on page 3 of the Company's Proxy Statement dated December 22, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on page 10 of the Company's Proxy Statement dated December 22, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement
         Schedules -- see Index to Consolidated Financial Statements and Schedules on page 21.

     (a) 3.  Exhibits Required by Item 601 of Regulation S-K

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997 -- filed herewith
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith
   28        --   Not applicable

---------------

 (1)  Filed with the Commission as an Exhibit to Form S-1
      Registration Statement No.
      2-32378 -- such Exhibits are incorporated herein by reference.
 (2)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K as amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.

 (3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
 (4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
 (5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
 (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
 (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
 (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484 on May 22, 1987 -- such
      Exhibit is incorporated herein by reference.
 (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
(11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
(12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997

                                                              PAGE
Consolidated Financial Statements:

  Consolidated Balance Sheets...............................  F-1

  Consolidated Statements of Operations.....................  F-2

  Consolidated Statements of Stockholders' Equity...........  F-3

  Consolidated Statements of Cash Flows.....................  F-4

  Notes to Consolidated Financial Statements................  F-5

Independent Auditors' Report................................  F-17

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents.................................  $   429,000    $   145,000
  Accounts and notes receivable, current portion............      222,000        254,000
  Income taxes receivable...................................      538,000        186,000
  Inventories...............................................      539,000        640,000
  Prepaid expenses..........................................      117,000        180,000
  Deferred income taxes.....................................      670,000        742,000
                                                              -----------    -----------
          Total current assets..............................    2,515,000      2,147,000
                                                              -----------    -----------
Property, Plant and Equipment:
  Land......................................................    2,995,000      3,446,000
  Buildings.................................................    9,477,000     10,561,000
  Leasehold improvements....................................   21,072,000     22,532,000
  Equipment and furniture...................................   26,115,000     28,579,000
  Construction in progress..................................       15,000          7,000
                                                              -----------    -----------
          Total.............................................   59,674,000     65,125,000
  Less accumulated depreciation and amortization............  (33,487,000)   (32,359,000)
                                                              -----------    -----------
          Property, plant and equipment -- net..............   26,187,000     32,766,000
                                                              -----------    -----------
Other Assets:
  Deferred income taxes.....................................    3,635,000      2,275,000
  Other, including noncurrent portion of receivables........      521,000        780,000
                                                              -----------    -----------
          Total other assets................................    4,156,000      3,055,000
                                                              -----------    -----------
          Total.............................................  $32,858,000    $37,968,000
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 1,761,000    $ 1,273,000
  Accrued wages and bonuses.................................    1,478,000      1,485,000
  Accrued insurance costs, current..........................    1,022,000      1,343,000
  Other current liabilities.................................    1,528,000      1,398,000
                                                              -----------    -----------
          Total current liabilities.........................    5,789,000      5,499,000
                                                              -----------    -----------
Other Liabilities:
  Long-term debt............................................    2,287,000      3,489,000
  Accrued insurance costs, non-current......................    2,107,000      2,459,000
  Restructuring reserves, non-current.......................      406,000
                                                              -----------    -----------
          Total other liabilities...........................    4,800,000      5,948,000
                                                              -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
  Common stock, $.10 par value (Authorized 20,000,000
     shares. Issued 4,397,559 shares, and 4,389,159 shares
     outstanding.)..........................................      440,000        440,000
  Additional paid-in capital................................   18,633,000     18,633,000
  Retained earnings.........................................    3,499,000      8,347,000
  Cumulative foreign currency translation adjustment........           --       (436,000)
  Stock notes receivable....................................     (290,000)      (463,000)
  Treasury stock at cost (8,400 shares).....................      (13,000)            --
                                                              -----------    -----------
          Stockholders' equity..............................   22,269,000     26,521,000
                                                              -----------    -----------
          Total.............................................  $32,858,000    $37,968,000
                                                              ===========    ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Sales...................................................  $66,957,000   $71,487,000   $80,893,000
                                                          -----------   -----------   -----------
Costs and Expenses:
  Food costs............................................   18,792,000    19,681,000    22,910,000
  Restaurant labor and related expenses.................   25,235,000    26,561,000    30,400,000
  Restaurant operating expenses.........................   15,799,000    16,508,000    18,376,000
  Depreciation and amortization.........................    3,426,000     3,949,000     4,512,000
  General and administrative expenses...................    5,160,000     5,067,000     5,547,000
  Restructuring charges.................................    5,066,000                   7,572,000
                                                          -----------   -----------   -----------
          Total.........................................   73,478,000    71,766,000    89,317,000
                                                          -----------   -----------   -----------
Operating income (loss).................................   (6,521,000)     (279,000)   (8,424,000)
Interest expense........................................     (348,000)     (540,000)     (590,000)
Other, including interest income........................      303,000       269,000       309,000
                                                          -----------   -----------   -----------
Earnings (loss) before income taxes.....................   (6,566,000)     (550,000)   (8,705,000)
Income tax benefit......................................   (1,850,000)     (135,000)   (3,343,000)
                                                          -----------   -----------   -----------
Net earnings (loss).....................................  $(4,716,000)  $  (415,000)  $(5,362,000)
                                                          ===========   ===========   ===========
Net earnings (loss) per share...........................  $     (1.07)  $      (.09)  $     (1.22)
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            CUMULATIVE
                                                                                              FOREIGN
                                            COMMON STOCK        ADDITIONAL                   CURRENCY          TREASURY STOCK
                                       ----------------------     PAID-IN      RETAINED     TRANSLATION   ------------------------
                                         SHARES      AMOUNT       CAPITAL      EARNINGS     ADJUSTMENT      SHARES       AMOUNT
                                       ----------   ---------   -----------   -----------   -----------   ----------   -----------
Balance, October 1, 1994.............   5,545,191   $ 555,000   $26,217,000   $14,718,000    $ (30,000)    1,147,632   $(7,699,000)
  Treasury stock retired.............  (1,147,632)   (115,000)   (7,584,000)                              (1,147,632)    7,699,000
  Net loss...........................                                          (5,362,000)
  Dividends, $.105 per share.........                                            (462,000)
  Foreign currency translation
    adjustment.......................                                                         (419,000)
  Payments received on stock notes...
                                       ----------   ---------   -----------   -----------    ---------    ----------   -----------
Balance, September 30, 1995..........   4,397,559     440,000    18,633,000     8,894,000     (449,000)
  Net loss...........................                                            (415,000)
  Dividends, $.03 per share..........                                            (132,000)
  Payments received on stock notes...
  Foreign currency translation
    adjustment.......................                                                           13,000
                                       ----------   ---------   -----------   -----------    ---------    ----------   -----------
Balance, September 30, 1996..........   4,397,559     440,000    18,633,000     8,347,000     (436,000)
  Net loss...........................                                          (4,716,000)
  Dividends, $.03 per share..........                                            (132,000)
  Realization of foreign currency
    translation adjustment...........                                                          436,000
  Treasury stock acquired............                                                                          8,400       (13,000)
  Payments and writeoffs on stock
    notes............................
                                       ----------   ---------   -----------   -----------    ---------    ----------   -----------
Balance, September 30, 1997..........   4,397,559   $ 440,000   $18,633,000   $ 3,499,000    $      --         8,400   $   (13,000)
                                       ==========   =========   ===========   ===========    =========    ==========   ===========

                                         STOCK
                                         NOTES
                                       RECEIVABLE
                                          FROM      STOCKHOLDERS'
                                        OFFICERS       EQUITY
                                       ----------   -------------
Balance, October 1, 1994.............  $(606,000)    $33,155,000
  Treasury stock retired.............                          0
  Net loss...........................                 (5,362,000)
  Dividends, $.105 per share.........                   (462,000)
  Foreign currency translation
    adjustment.......................                   (419,000)
  Payments received on stock notes...     76,000          76,000
                                       ---------     -----------
Balance, September 30, 1995..........   (530,000)     26,988,000
  Net loss...........................                   (415,000)
  Dividends, $.03 per share..........                   (132,000)
  Payments received on stock notes...     67,000          67,000
  Foreign currency translation
    adjustment.......................                     13,000
                                       ---------     -----------
Balance, September 30, 1996..........   (463,000)     26,521,000
  Net loss...........................                 (4,716,000)
  Dividends, $.03 per share..........                   (132,000)
  Realization of foreign currency
    translation adjustment...........                    436,000
  Treasury stock acquired............                    (13,000)
  Payments and writeoffs on stock
    notes............................    173,000         173,000
                                       ---------     -----------
Balance, September 30, 1997..........  $(290,000)    $22,269,000
                                       =========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings (loss)..............................  $ (4,716,000)  $   (415,000)  $ (5,362,000)
                                                     ------------   ------------   ------------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation and amortization.................     3,426,000      3,949,000      4,512,000
     Provision (benefit) for deferred income
       taxes.......................................    (1,288,000)       186,000     (2,057,000)
     Impairment of long-lived assets...............     3,033,000                     6,624,000
     Provision for exit and carrying costs of
       closed locations............................     1,538,000                       948,000
     Realization of foreign currency translation
       adjustment..................................       455,000
     Loss on writeoff of stock notes receivable....        83,000
     Amortization of restaurant start-up costs.....                       36,000        127,000
     Payment of restaurant start-up costs..........                                     (70,000)
     (Gain) loss on sale of assets.................      (256,000)      (141,000)        53,000
     Minority interest in net loss.................                                    (138,000)
     Changes in operating assets and liabilities:
       Accounts and notes receivable...............         9,000        216,000        166,000
       Income taxes receivable.....................      (352,000)     1,041,000     (1,139,000)
       Inventories, prepaid expenses and other
          assets...................................       181,000        389,000        978,000
       Accounts payable and accrued expenses.......      (272,000)      (353,000)      (544,000)
       Restructuring reserves......................      (959,000)      (349,000)      (634,000)
       Other.......................................                       98,000
                                                     ------------   ------------   ------------
          Total adjustments........................     5,598,000      5,072,000      8,826,000
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................       882,000      4,657,000      3,464,000
Cash Flows From Investing Activities:
  Property additions...............................      (459,000)      (689,000)    (7,050,000)
  Proceeds from sale of assets.....................     1,081,000        278,000        638,000
                                                     ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities.............................       622,000       (411,000)    (6,412,000)
Cash Flows From Financing Activities:
  Short-term borrowings, net.......................        40,000        (10,000)       162,000
  Long-term borrowings.............................    28,583,000     28,676,000     43,950,000
  Repayments of long-term borrowings...............   (29,785,000)   (33,892,000)   (41,085,000)
  Proceeds from increase in minority interest......                                     100,000
  Treasury stock purchases.........................       (13,000)
  Dividends paid...................................      (132,000)      (132,000)      (725,000)
  Payments on officer stock notes receivable.......        90,000         67,000         76,000
                                                     ------------   ------------   ------------
          Net cash provided by (used in) financing
            activities.............................    (1,217,000)    (5,291,000)     2,478,000
                                                     ------------   ------------   ------------
Effect of Foreign Exchange Rate Change on Cash.....        (3,000)        (9,000)         8,000
                                                     ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................       284,000     (1,054,000)      (462,000)
Cash and Cash Equivalents at Beginning of Year.....       145,000      1,199,000      1,661,000
                                                     ------------   ------------   ------------
Cash and Cash Equivalents at End of Year...........  $    429,000   $    145,000   $  1,199,000
                                                     ============   ============   ============
Supplemental Information:
  Income taxes paid and (refunds received), net....  $   (170,000)  $ (1,348,000)  $     36,000
  Assets sold for notes receivable.................                                     140,000
  Interest paid, net of capitalized amounts........       306,000        533,000        555,000

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Pancho's Mexican Buffet, Inc. and its subsidiaries (the Company). Effective May 31, 1997, the Company abandoned its interest in a Mexican partnership. That partnership owned 73% of a Mexican subsidiary formed to develop one or more restaurants in Mexico. The minority interest in that subsidiary is reflected in the consolidated balance sheets as of September 30, 1996. The minority interest balance was reduced to zero by the minority partner's interest in the operating losses of the joint venture. All material intercompany balances and transactions have been eliminated.

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

ACCOUNT CLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     For balance sheet classification and reporting cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories consist primarily of food and supplies, and are stated at the lower of cost (first-in, first-out basis) or market.

DEFERRED INCOME TAXES

     The Company accounts for and reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Applying SFAS No. 109, deferred tax assets and liabilities are recognized for temporary differences caused when the tax basis of an asset or liability differs from that reported in the consolidated financial statements, and for carryforwards for tax credits and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is recognized for the change in the asset or liability during the year.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is provided for buildings and equipment on a straight-line basis over the following estimated service lives:

Buildings...................................................  25 to 30 years
Equipment and furniture.....................................  3 to 10 years

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Leasehold improvements are amortized over the life of the original lease term, including renewal periods if applicable, or the life of the improvement, whichever is shorter.

     The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. The Company capitalized $91,000 out of total interest incurred of $681,000 in 1995. No interest was capitalized in 1997 or 1996.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the operating unit level. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. An asset or group of assets is deemed to be impaired if a forecast of undiscounted future cash flows directly related to the asset(s), including disposal value if any, is less than the carrying amount(s). If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Considerable management judgment is necessary to estimate cash flows and expected fair values. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

PREOPENING COSTS

     Certain direct and incremental costs related to the commencement of each restaurant's operations, primarily training-related costs, are capitalized as preopening costs. Amounts capitalized are amortized using the straight-line method over 12 months. No preopening costs are capitalized at September 30, 1997 or 1996.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average number of shares and equivalent shares (including stock options, when dilutive) outstanding during each period. The weighted average of such shares for the years ended September 30, 1997, 1996 and 1995 were 4,396,000, 4,398,000, and
4,398,000, respectively.

FOREIGN OPERATIONS AND CURRENCY TRANSLATION

     The functional currency of the Company's Mexican operations was the new peso. Financial statements of the Company's Mexican subsidiaries were translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Results of operations were translated using an average exchange rate during the period, and assets and liabilities were translated using the year end exchange rate. The resulting cumulative foreign currency translation adjustment was shown as a separate line in stockholders' equity at September 30, 1996. When the plan to dispose of its Mexican operations was adopted in the quarter ended March 31, 1997, the balance of the cumulative foreign currency translation adjustment was expensed as part of the restructuring charge for that quarter.

STATEMENT OF CASH FLOWS

     Cash flows from the Company's Mexican operations were calculated based on the new peso, in accordance with SFAS No. 95, "Statement of Cash Flows." As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES balances held in foreign currencies is reported on a separate line in the consolidated statement of cash flows, below cash flows from financing activities.

STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has elected to continue using the intrinsic value method to account for our stock-based compensation plans. SFAS No. 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 6).

NEW ACCOUNTING STANDARDS

     SFAS No. 128 -- "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the earnings per share presented.

     SFAS No. 130 -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income," which is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presenting comprehensive income in the financial statements. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

     SFAS No. 131 -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management believes that the adoption of SFAS No. 131 will not have a material effect on the Company's future disclosures.

2. OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Accrued taxes other than income taxes.......................  $1,049,000    $1,094,000
Restructuring reserves......................................     346,000       173,000
Other.......................................................     133,000       131,000
                                                              ----------    ----------
          Total.............................................  $1,528,000    $1,398,000
                                                              ==========    ==========

3. LONG-TERM DEBT

     The Company has a revolving credit and term loan agreement (Loan Agreement) with a bank. In December 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and covenants, effective December 1, 1997. Under this amendment, the credit line limit is reduced the last day

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES of each quarter until the agreement terminates June 30, 2000. The credit limits effective through each quarter end under the amended agreement are shown below:

                                             CREDIT
         FROM              THROUGH           LIMIT
         ----              -------           ------
  December 19, 1997   December 30, 1997    $3,461,748
  December 31, 1997   March 30, 1998        3,300,000
  March 31, 1998      June 29, 1998         3,200,000
  June 30, 1998       September 29, 1998    2,600,000
  September 30, 1998  December 30, 1998     2,000,000
  December 31, 1998   March 30, 1999        1,900,000
  March 31, 1999      June 29, 1999         1,700,000
  June 30, 1999       September 29, 1999    1,100,000
  September 30, 1999  December 30, 1999       500,000
  December 31, 1999   March 30, 2000          400,000
  March 31, 2000      June 29, 2000           200,000
  June 30, 2000                                   -0-

     One financial covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are limited by the amendment to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million. The loan is secured by all of the Company's real property. Any proceeds from real estate sales must be applied to loan repayment.

     The Loan Agreement includes various financial covenants. Due to the operating loss (as defined by the Loan Agreement) incurred by the Company in the quarter ended December 31, 1996, the Company violated a loan covenant. The bank has subsequently granted a permanent waiver for this covenant violation. The Company was in compliance with this and all other loan covenants at September 30, 1997.

     Due to the net losses incurred by the Company in September 1996 and the quarter ended December 31, 1995, and in each of the first three quarters of fiscal 1995, the Company violated certain loan covenants. The bank has subsequently granted permanent waivers for each of those past covenant violations. However, to obtain the waivers, the Company agreed to collateralize the loan with substantially all of its real property.

     Management is taking steps to ensure that the Company will be able to comply with all of the covenants under the Loan Agreement in the future. However, if the bank declined to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which time the Company would be in default. At the bank's option, it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

     Interest is payable monthly at a variable rate equal to the bank's prime rate plus a margin of 0 to 1% or, after the Company meets certain earnings goals, rates based upon the London Interbank Offering Rate. The blended interest rate effective at September 30, 1997 was 8.1%. The Company pays a commitment fee of 3/8 of 1 percent annually on the unused portion of the credit line.

     Notes payable were issued in fiscal 1997 and 1996 to buy out the remaining lease terms of certain closed locations. The long-term portion of those notes was $287,000 and $39,000 at September 30, 1997 and 1996, respectively. The current portion of $150,000 and $151,000 is included in accounts payable at September 30,

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

1997 and 1996, respectively. The effective interest rates range from 5.9% to 6.9%, with payments due monthly through November 2001.

4. OPERATING LEASES

     The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2007, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

     The minimum aggregate annual rentals required under operating leases in effect at September 30, 1997, exclusive of maintenance, taxes, etc., were as follows:

YEARS ENDING
SEPTEMBER 30,
-------------
   1998...................................................................  $ 2,526,000
   1999...................................................................    2,132,000
   2000...................................................................    1,770,000
   2001...................................................................    1,231,000
   2002...................................................................      954,000
   Later years............................................................    1,187,000
                                                                            -----------
             Total........................................................  $ 9,800,000
                                                                            ===========

     The composition of total yearly rental expense for operating leases is:

                                                             SEPTEMBER 30,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Minimum rentals................................  $2,528,000    $2,533,000    $2,946,000
Contingent rentals.............................     188,000       216,000       240,000
Less: Sublease rentals.........................     (33,000)      (31,000)     (126,000)
                                                 ----------    ----------    ----------
          Total................................  $2,683,000    $2,718,000    $3,060,000
                                                 ==========    ==========    ==========

5. INCOME TAXES

     Income tax benefits consist of:

                                                       YEARS ENDED SEPTEMBER 30,
                                                 -------------------------------------
                                                    1997         1996         1995
                                                 -----------   ---------   -----------
Current:
  U.S. federal.................................  $  (572,000)  $(321,000)  $(1,286,000)
  State........................................       10,000
                                                 -----------   ---------   -----------
     Combined current..........................     (562,000)   (321,000)   (1,286,000)
Deferred:
  U.S. federal.................................   (1,326,000)     81,000    (1,658,000)
  State........................................       38,000     105,000      (399,000)
                                                 -----------   ---------   -----------
     Combined deferred.........................   (1,288,000)    186,000    (2,057,000)
                                                 -----------   ---------   -----------
       Income tax benefit......................  $(1,850,000)  $(135,000)  $(3,343,000)
                                                 ===========   =========   ===========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The income tax benefit differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to the net loss before income taxes as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                   1997          1996          1995
                                                -----------   -----------   -----------
Expected tax at federal statutory rate of
  34%.........................................  $(2,232,000)  $  (187,000)  $(2,957,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance...............      782,000        18,000         5,000
  Tax effect of abandonment of foreign
     operations...............................     (305,000)
  State income tax provision (benefit), net of
     federal income tax effect................      (63,000)       69,000      (399,000)
  Tax effect of employer tax credits..........      (45,000)      (44,000)     (162,000)
  Eliminate tax benefit from losses of foreign
     operations...............................                     76,000       230,000
  Adjustment for prior year tax refunds
     received.................................        6,000      (135,000)
  Other.......................................        7,000        68,000       (60,000)
                                                -----------   -----------   -----------
          Total...............................  $(1,850,000)  $  (135,000)  $(3,343,000)
                                                ===========   ===========   ===========

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Deferred tax assets:
  Current:
     Restructuring costs....................................  $  112,000    $   65,000
     Accrued vacation pay...................................     140,000       142,000
     Accrued insurance cost, current........................     418,000       536,000
     Current valuation allowance............................                    (1,000)
                                                              ----------    ----------
       Current deferred tax asset, net of valuation
        allowance...........................................     670,000       742,000
                                                              ----------    ----------
  Noncurrent:
     Accrued insurance costs................................     860,000       981,000
     Federal net operating loss carryforwards (expires
      2012).................................................   1,983,000         2,000
     Noncurrent restructuring costs.........................     149,000
     Alternative minimum tax carryforward...................     383,000       904,000
     State net operating loss carryforwards (expire
      1998 -- 2012).........................................     464,000       392,000
     Property, plant and equipment..........................     453,000
     Federal employer tax credits (expire 2009 -- 2012).....     416,000       321,000
     Noncurrent valuation allowance.........................    (825,000)      (42,000)
                                                              ----------    ----------
       Noncurrent deferred tax asset, net of valuation
        allowance...........................................   3,883,000     2,558,000
                                                              ----------    ----------
Deferred tax liabilities:
  Noncurrent:
     Property, plant and equipment..........................                    35,000
     Basis difference in note receivable....................     248,000       248,000
                                                              ----------    ----------
          Total deferred tax liabilities....................     248,000       283,000
                                                              ----------    ----------
          Net deferred non-current tax asset................  $3,635,000    $2,275,000
                                                              ==========    ==========

     The 1997 federal NOL carryforward, of $5,832,000, includes the loss on abandonment of the Mexico partnership. Due to the Company's abandonment of its Mexico partnership, previous losses which were treated

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES as permanent differences were reclassified as temporary differences in 1997 and included in the 1997 federal NOL carryforward.

     The valuation allowance is required to reduce deferred tax assets to the amount that will more likely than not be realized. This reduction is necessary due to uncertainty of the Company's ability to use all of the federal and state net operating loss (NOL) carryforwards before they expire. In 1997, the valuation allowance was increased $671,000 for the increased federal NOL carryforward and $111,000 for state NOL carryforwards. The valuation allowance was increased $18,000 in 1996 for state NOL carryforwards.

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

     In fiscal 1997, the Company recognized expense of $83,000 to write off the excess of stock notes receivable over the market value of stock collateral held for two former employees for which the receivable balances were considered uncollectable. One of those employees returned the stock collateral in fiscal 1997, which provided the treasury stock reflected on the balance sheet at September 30, 1997.

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

     Under the Plan, the Company's Board of Directors has designated 10,000 shares of preferred stock as Series A Junior Participating Preferred Stock. This designation is part of the 500,000 shares of preferred stock, par value $10, previously authorized. None is issued.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

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

     Summary information on stock option activity is shown below.

                                      1997                         1996                         1995
                           --------------------------   --------------------------   --------------------------
                                         WEIGHTED-                     RANGE OF                     RANGE OF
                            NUMBER        AVERAGE        NUMBER        EXERCISE       NUMBER        EXERCISE
                           OF SHARES   EXERCISE PRICE   OF SHARES       PRICES       OF SHARES       PRICES
                           ---------   --------------   ---------   --------------   ---------   --------------
Outstanding on October
  1......................   407,350        $10.13        586,650    $3.19 - $15.25    575,600    $5.88 - $15.25
Granted..................    10,000          2.06         10,000              2.63     17,000     3.19 -   6.00
Exercised................
Forfeited/Expired........   (12,750)        13.69       (189,300)    5.88 -  11.38     (5,950)    7.25 -  11.38
                            -------        ------       --------    --------------    -------    --------------
Outstanding
  September 30...........   404,600        $ 9.82        407,350    $2.63 - $15.25    586,650    $3.19 - $15.25
                            -------        ------       --------    --------------    -------    --------------
Exercisable
  September 30...........   306,600        $10.05        236,638    $2.63 - $15.25    284,810    $5.88 - $15.25
                            -------        ------       --------    --------------    -------    --------------
Available for Grant
  September 30...........    62,750                       67,750                        9,000
                            -------                     --------                      -------

     For shares outstanding at September 30, 1997:

                                           WEIGHTED-       WEIGHTED-AVERAGE
                             NUMBER         AVERAGE           REMAINING
 RANGE OF EXERCISE PRICES   OF SHARES    EXERCISE PRICE     LIFE IN YEARS
 ------------------------   ---------    --------------    ----------------
$ 2.06 to $ 3.19..........    25,000         $ 2.51              8.5
$ 5.88 to $ 7.00..........    15,000           6.20              6.7
$ 7.25 to $ 8.38..........    85,600           7.69              3.0
$10.50 to $11.38..........   279,000          11.33              6.1
                             -------         ------              ---
$ 2.06 to $11.38             404,600         $ 9.82              5.6
                             -------         ------              ---

     The weighted-average fair value of options granted in 1997 was $1.00 per share.

     The pro forma effects of reporting stock options using the fair value approach under SFAS No. 123 are shown below.

 YEAR ENDED SEPTEMBER 30        1997          1996
 -----------------------     -----------    ---------
Net loss
  As reported............    $(4,716,000)   $(415,000)
  Pro forma..............     (4,722,000     (418,000)
Net loss per share
  As reported............          (1.07)       (0.09)
  Pro forma..............          (1.07)       (0.09)

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996.

                                                                1997     1996
                                                                -----    -----
Dividend yield..............................................     1.00%    1.00%
Expected volatility.........................................    55.00%   55.00%
Risk free interest rates....................................     6.30%    5.30%
Expected life in years......................................        5        5

PREFERRED STOCK

     Shares of preferred stock, when issued, will have such rights, preferences and privileges as shall be adopted by the Board of Directors.

SUBSEQUENT DIVIDEND

     On October 17, 1997, the Company's Board of Directors declared a $.015 per common share quarterly cash dividend, to be paid December 9, 1997 to holders of record on November 25, 1997.

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

     Coverage under the VEIB Plan is provided by the Company and through excess liability insurance, which provides coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 1997, 1996, and 1995 include provisions for estimated benefits and expenses of the VEIB Plan of $557,000, $854,000, and $1,308,000, respectively.

BONUS PLANS

     The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $233,000, $417,000, and $365,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company has a bonus plan for corporate officers as a group based on stipulated operating results. Under this plan, no corporate officer bonuses were paid for the years ended September 30, 1997, 1996 and 1995.

     An additional bonus plan compensates participants employed by the Company for the annual principal and interest payments on the stock notes receivable from officers (see Note 6). Under this plan, the Company recognized compensation expense of $130,000, $148,000 and $135,000 in fiscal years 1997, 1996 and 1995, respectively.

STOCK PURCHASE PLAN

     The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees. Company contributions vest immediately. Contributions are invested in common stock of the Company by a

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES brokerage firm. The Company recognized expenses for contributions to the plan of $23,000, $36,000, and $36,000 for the years ended September 30, 1997, 1996 and
1995, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company sold food and supplies on a cost-plus basis to the family-owned restaurant operations of the Chairman of the Company, until the Company's food distribution center was closed in September 1994. Occasional sales of supplies and equipment are still made to those affiliates. Sales amounts were $7,000, $7,000, and $4,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

     The Chairman of the Company and the family-owned restaurant operations, collectively, were indebted to the Company in the amount of $88,000 and $86,000 on September 30, 1997 and 1996, respectively. This indebtedness includes the loan to purchase Company stock (see Note 6 regarding officer stock notes receivable, secured by Company stock), trade receivables for sales to the family-owned restaurant operations, and other advances.

     The Company purchases food products manufactured by a Company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $2,728,000, $2,714,000, and $2,992,000 for the years ended September 30, 1997, 1996 and 1995, respectively. The same vendor purchased items from the Company in the amount of $75,000, $81,000, and $122,000 in 1997, 1996 and 1995, respectively. This vendor also leases the company's cold-storage facilities. The lease term including options runs through October 31, 2000, and represented $60,000 of annual rental revenue for the company in fiscal 1997, 1996 and 1995.

     The Company and one of its non-employee directors were involved in a joint venture to open at least one restaurant in Mexico. The Company incurred expenses in setting up the joint venture of about $60,000 for the year ended September 30, 1995. The Company invested $2,323,000 in its Mexican subsidiaries and operations related to the venture. The joint venture subsidiaries are included in the Company's consolidated financial statements. A company owned by this non-employee director received fees from the joint venture for management services of $36,000, $48,000 and $48,000 in fiscal 1997, 1996 and 1995, respectively.

     Due to continuing operating losses and negative cash flows for the Mexico operations, the Company transferred its interest in the Mexico operations to its joint venture partner effective May 31, 1997. The Company believes this was the most appropriate method of exiting the Mexico market under the available circumstances.

9. COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with four executives which call for payment of salaries and benefits at or above current levels throughout the contract periods. Three of those agreements expire in December 2001, and one expires in December 1998.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The Company recorded restructuring charges of $5,066,000 in fiscal 1997 to execute the plan. Under the plan, the Company recognized $4,988,000 in restructuring charges in the quarter ended March 31, 1997, and $78,000 more in the quarter ended June 30, 1997. The charges included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,538,000 to reserve for exit and carrying costs of closed locations. The rest of the charge consisted of a $455,000 loss from the recognition of the Cumulative Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

     Under the plan, the Company closed seven U.S. locations on April 15, 1997. The Company has written off its entire investment in the Mexico venture and has reserved for exit and carrying costs to dispose of its interest. The Company has transferred its interest in the Mexico venture effective May 31, 1997 to its joint venture partner, a non-employee director of the Company.

     Sales for the seven closed locations plus the Mexico operation were $2,854,000, $5,512,000 and $5,624,000 for fiscal years 1997, 1996 and 1995, respectively.

     Under a previous restructuring plan, adopted in June 1995, a restructuring charge of $7,572,000 before income taxes was recorded for the closing of nine restaurants and the impairment of eight others, including the restaurant in Guadalajara, Mexico. The charge included $6,624,000 to write down leasehold improvements and equipment and $948,000 for remaining lease costs and other exit costs associated with the restaurant closings. The charge for impairments was determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The assets of the locations closed under the 1995 restructuring were written down to fair value less disposal costs, providing an impairment charge of $2,367,000. The net book value after the write down of property, plant and equipment related to the company's closed restaurant locations was $663,000. The remaining restaurant equipment will either be sold or used elsewhere in the Company's operations. Sales for the nine closed locations totaled $4,652,000 for fiscal 1995.

     An impairment charge of $3,445,000 was recognized under the 1995 restructuring for seven low sales volume restaurants that the Company planned to continue to operate. Due to the low or negative projected cash flows of these restaurants, the assets were written down to fair value. One of those impaired restaurants was subsequently closed, without incurring any additional impairment charges.

     The Company's investment in a restaurant in Guadalajara, Mexico was also evaluated for impairment and a charge of $812,000 was recorded in the 1995 restructuring. Fair value of the assets was estimated based on the discounted expected future cash flows from operation of the restaurant.

     Current and deferred income tax benefits of $2,366,000 were recognized in the United States in connection with the 1995 restructuring. No tax benefits were recognized for the write down of assets in Mexico.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments as of September 30, 1997. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies.

     The Company's consolidated financial instruments under SFAS No. 107 include: accounts receivable, notes receivable, notes payable, accounts payable and long-term debt. The Company has estimated that the

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES carrying amount of accounts receivable, notes payable and accounts payable approximates fair value due to the short-term maturities of these instruments. Notes receivable bear interest at a rate that approximates the current market rate, therefore, the carrying value approximates the fair value. In addition, because the Company's long-term debt bears interest at rates which float with market rates, the Company has estimated that the carrying amounts of its long-term debt also approximates its fair value.

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                         YEAR ENDED SEPTEMBER 30, 1997                     YEAR ENDED SEPTEMBER 30, 1996
                                -----------------------------------------------   -----------------------------------------------
                                            QUARTER ENDED                                     QUARTER ENDED
                                -------------------------------------             -------------------------------------
(AMOUNTS IN THOUSANDS EXCEPT     12/31     3/31      6/30      9/30      TOTAL     12/31     3/31      6/30      9/30      TOTAL
PER SHARE DATA)                 -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Sales.........................  $16,574   $16,585   $16,745   $17,053   $66,957   $17,460   $17,915   $18,005   $18,107   $71,487
Operating income (loss).......     (939)   (5,638)     (124)      180    (6,521)     (510)       65       259       (93)     (279)
Net earnings (loss)...........     (674)   (4,087)      (80)      125    (4,716)     (356)      (37)      121      (143)     (415)
Net earnings (loss) per
  share.......................    (0.15)    (0.93)    (0.02)     0.03     (1.07)     (.08)     (.01)      .03      (.03)     (.09)

---------------

(1) Third quarter 1997 results include a pre-tax benefit of $500,000 to reduce insurance reserves for workers' compensation and the Voluntary Employee Injury Benefit (VEIB) Plan.

(2) Second quarter 1997 results include a pre-tax benefit of $558,000 to reduce insurance reserves for workers' compensation and the VEIB Plan.

(3) Fourth quarter 1996 results include a pre-tax benefit of $162,000 to reduce insurance reserves for workers' compensation and the VEIB Plan.

(4) Third quarter 1996 results include a pre-tax benefit of $179,000 to reduce insurance reserves for the VEIB Plan and to reduce expenses for the employee health insurance plan.

(5) Second quarter 1996 results include a pre-tax benefit of $74,000 to reduce expenses for the employee health insurance plan.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.:

     We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 14, 1997
(December 19, 1997 as to the first and second paragraph of Note 3)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PANCHO'S MEXICAN BUFFET, INC.

                                            By      /s/ HOLLIS TAYLOR
                                             -----------------------------------
                                             Hollis Taylor, President and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)

December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
                  /s/ JESSE ARRAMBIDE, III                              December 19, 1997
------------------------------------------------------------
  Jesse Arrambide, III, Chairman of the Board of Directors

                     /s/ HOLLIS TAYLOR                                  December 19, 1997
------------------------------------------------------------
  Hollis Taylor, President and Chief Executive Officer and
                           Director
               (Principal Executive Officer)

                     /s/ W. BRAD FAGAN                                  December 19, 1997
------------------------------------------------------------
   Brad Fagan, Vice President, Treasurer, Controller and
   Assistant Secretary (Principal Financial and Accounting
                           Officer)

                   /s/ SAMUEL L. CARLSON                                December 19, 1997
------------------------------------------------------------
                Samuel L. Carlson, Director

                /s/ MAURICIO SANCHEZ GARCIA                             December 19, 1997
------------------------------------------------------------
             Mauricio Sanchez Garcia, Director

                     /s/ ROBERT L. LIST                                 December 19, 1997
------------------------------------------------------------
                  Robert L. List, Director

                     /s/ TOMAS ORENDAIN                                 December 19, 1997
------------------------------------------------------------
                  Tomas Orendain, Director

                   /s/ GEORGE N. RIORDAN                                December 19, 1997
------------------------------------------------------------
                George N. Riordan, Director

                 /s/ RUDOLPH RODRIGUEZ, JR.                             December 19, 1997
------------------------------------------------------------
              Rudolph Rodriguez, Jr., Director

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997 -- filed herewith
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith
   28        --   Not applicable

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

 (6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
 (7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
 (8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484 on May 22, 1987 -- such
      Exhibit is incorporated herein by reference.
 (9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
(11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 -- such Exhibits are incorporated herein by reference.
(12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.