Form 10-Q
period 1997-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1998-02-11
CIK 75929

UNITED STATES



SECURITIES AND EXCHANGE COMMISSION



Washington, D.C.    20549



FORM 10-Q





   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

      	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997



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



				YES    X     NO



Number of shares of Common Stock outstanding as of February 3,
1998:    4,389,159.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



INDEX

                                                  				Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

	Introduction                                         			1

	Consolidated Condensed Balance Sheets,
		December 31, 1997 and September 30,1997		              2

	Consolidated Condensed Statements of
		Operations for the Three-Months Ended
		December 31, 1997 and 1996		                           3

	Consolidated Condensed Statements of Cash
		Flows for the Three-Months Ended
		December 31, 1997 and 1996		                           4

	Notes to Consolidated Condensed Financial
		Statements		                                           5

	Independent Accountants' Review Report		                7

  Item 2.	Management's Discussion and Analysis
        		of Financial Condition and Results
        		of Operations 		                               8

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no
          response required)

  Item 4.	Submission of Matters to a Vote of
        		Security Holders (no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		            13

Signatures                                          				14

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The condensed consolidated financial statements included herein have been prepared by the Company without audit as of December
31, 1997 and for the three-month periods ended December 31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998.

	Deloitte & Touche LLP, independent public accountants, has made a limited review of the condensed consolidated financial statements as of December 31, 1997 and for the three-month periods ended December 31, 1997 and 1996 included herein.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
   CONSOLIDATED CONDENSED BALANCE SHEETS
                (UNAUDITED)

                                             December 31,       September 30,
                                                 1997               1997

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $     344,000      $     429,000
    Accounts and notes receivable, current portion         265,000            222,000
    Income taxes receivable                                538,000            538,000
    Inventories                                            537,000            539,000
    Prepaid expenses                                       257,000            117,000
    Deferred income taxes                                  573,000            670,000
        Total current assets                             2,514,000          2,515,000

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                 2,995,000          2,995,000
    Buildings                                            9,484,000          9,477,000
    Leasehold improvements                              21,090,000         21,072,000
    Equipment and furniture                             26,072,000         26,115,000
    Construction in progress                                13,000             15,000
        Total                                           59,654,000         59,674,000
    Less accumulated depreciation and amortization     (34,128,000)       (33,487,000)
          Property, plant and equipment, net            25,526,000         26,187,000

OTHER ASSETS:
    Deferred income taxes                                3,874,000          3,635,000
    Other, incl. noncurrent portion receivables            469,000            521,000
        Total other assets                               4,343,000          4,156,000

            TOTAL                                    $  32,383,000      $  32,858,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                 $   1,098,000      $   1,761,000
    Accrued wages and bonuses                            1,734,000          1,478,000
    Accrued insurance costs, current                     1,022,000          1,022,000
    Other current liabilities                            1,891,000          1,528,000
        Total current liabilities                        5,745,000          5,789,000

OTHER LIABILITIES:
    Long-term debt                                       2,154,000          2,287,000
    Accrued insurance costs, non-current                 2,173,000          2,107,000
    Restructuring reserves, non-current                    406,000            406,000
        Total other liabilities                          4,733,000          4,800,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                           440,000            440,000
    Additional paid-in capital                          18,633,000         18,633,000
    Retained earnings                                    3,135,000          3,499,000
    Treasury Stock at cost                                 (13,000)           (13,000)
    Stock notes receivable                                (290,000)          (290,000)
        Stockholders' equity                            21,905,000         22,269,000

            TOTAL                                    $  32,383,000      $  32,858,000

See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (UNAUDITED)

                                              Three Months Ended
                                              December 31,
                                                 1997          1996

SALES                                        $15,675,000   $16,574,000

COSTS AND EXPENSES:
    Food costs                                 4,153,000     4,616,000
    Restaurant labor and related expenses      6,264,000     6,643,000
    Restaurant operating expenses              3,715,000     4,068,000
    Depreciation and amortization                779,000       934,000
    General and administrative expenses        1,236,000     1,252,000
        Total                                 16,147,000    17,513,000

OPERATING INCOME (LOSS)                        (472,000)     (939,000)

INTEREST EXPENSE                                (49,000)      (77,000)

OTHER, INCLUDING INTEREST INCOME                 81,000        26,000

EARNINGS (LOSS) BEFORE INCOME TAXES            (440,000)     (990,000)

PROVISION (BENEFIT) FOR INCOME TAXES           (142,000)     (316,000)

NET EARNINGS (LOSS)                          $ (298,000)   $ (674,000)


BASIC AND DILUTED  EARNINGS (LOSS) PER SHARE $    (0.07)   $    (0.15)


See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                                     Three Months Ended December 31,
                                                          1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                      $ (298,000)   $   (674,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
      Depreciation and amortization                           779,000         934,000
      Provision (benefit) for deferred income taxes          (142,000)       (229,000)
      (Gain) on sale of assets                                (74,000)        (11,000)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                           (41,000)        (51,000)
      Income taxes receivable                                                 (87,000)
      Inventories, prepaid expenses and other assets         (118,000)        (38,000)
      Accounts payable and accrued expenses                    41,000         373,000
      Restructuring reserves, current                        (119,000)
          Total adjustments                                   326,000         891,000
              Net cash provided by operating activities        28,000         217,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                         (129,000)       (152,000)
  Proceeds from sale of assets                                 95,000          45,000
              Net cash used by investing activies             (34,000)       (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                  120,000         (39,000)
  Long-term borrowings                                      4,141,000       6,900,000
  Repayments of long-term borrowings                       (4,274,000)     (6,871,000)
  Dividends paid                                              (66,000)        (66,000)
              Net cash used by financing activities           (79,000)        (76,000)

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                                             (2,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                          (85,000)         32,000

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                       429,000         145,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                          $  344,000    $    177,000

SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized amounts                $   52,000    $     84,000

See notes to consolidated condensed financial statements.


PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)



1.	NET LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," in fiscal 1998. This standard replaced previous generally-accepted accounting principles for computing and disclosing earnings per share (EPS) information. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

The weighted average outstanding shares were 4,389,000 and 4,398,000 for the three-months ended December 31, 1997 and 1996, respectively. Due to the net loss, the Company's potential common shares are antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same. At December 31, 1997, there were 403,800 options outstanding which represented potential common shares which could be dilutive in the future. Earnings (loss) per share reported for the quarter ended December 31, 1996 did not change due to the adoption of SFAS No. 128.



2.	LONG-TERM DEBT

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank.  In December 1997, effective December 1,
1997, the Company and the bank agreed to amend the Loan
Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $3.3 million effective December 31, 1997, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero. The limit will be reduced to $3.2 million effective March 31, 1998. At December 31, 1997, the Company had $1,218,000 of credit available under the bank line of credit.

The amended agreement requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million, and if this threshhold is met, are limited to $150,000 per fiscal year.

At December 31, 1997, and for the three-months then ended, the Company was in compliance with its Loan Agreement covenants.
The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the Company failed to meet a loan covenant in the future, and the bank declined to waive such future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

The loan is secured by all of the Company's real property, and any proceeds from real property sales must be applied against the loan.



3.        CASH DIVIDENDS

On October 17, 1997, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend was paid December 9, 1997 to holders of record on November 25, 1997.



4.	STOCK OPTION PLAN

	On January 28, 1998, at the Annual Meeting of Shareholders, the stockholders of the Company approved Amendment Number One to the 1992 Stock Option Plan. This amendment increased the number of shares which the Company may sell pursuant to options under the plan to 600,000 shares, from 400,000 shares. The amendment also increased the annual share grant to non-employee directors from 2000 shares each to 4000 shares each.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 1997 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 14, 1997 (December 19, 1997 as to the first and second paragraphs of Note 3 to those statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.








DELOITTE & TOUCHE LLP



Fort Worth, Texas

January 23, 1998

PART I.  FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations


Financial Condition

As of December 31, 1997, the Company's current ratio was 0.4 to 1, unchanged from September 30, 1997. Cash and cash equivalents decreased $85,000 during the three-month period to a balance of $344,000 at December 31, 1997, as cash provided by operations was more than offset by debt payments and dividend payments.

Operations provided $28,000 and $217,000 cash in the quarters ended December 31, 1997 and 1996, respectively. The Company incurred net losses of $298,000 and $674,000 for the first quarters of fiscal 1998 and 1997, respectively. The current period net loss included $779,000 in depreciation and amortization charges and a non-cash benefit of $142,000 for deferred tax assets. Increases in operating assets and payment of restructuring reserves used $278,000 in cash in the first quarter of fiscal 1998. The net loss in the first quarter of fiscal 1997 included depreciation and amortization expense of $934,000 and non-cash benefit of $229,000 for deferred tax assets. First quarter 1997 operating cash flow was boosted by a $373,000 increase in accounts payable and accrued expenses and a $176,000 reduction in operating assets.

Investing activities used $34,000 and $107,000 in the first quarters of fiscal 1998 and 1997, respectively. With capital improvements limited by debt restrictions, the Company spent $129,000 and $152,000 on property additions for existing restaurants in the first quarter of 1998 and 1997, respectively.

No new restaurants were opened in the first quarter of 1998 or 1997, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements). The Company may also enter into lease agreements to acquire restaurant computer systems.

Financing activities used $79,000 and $76,000 during the first three-months of fiscal 1998 and 1997, respectively, primarily to pay dividends in each period.

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank. Effective December 1, 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $3.3 million effective December 31, 1997, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero. Effective March 31, 1998, the limit will be reduced to $3.2 million. At December 31, 1997, the Company had $1,218,000 of credit available under the bank line of credit.

The amended agreement requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million, and if this threshhold is met, are limited to $150,000 per fiscal year.

At December 31, 1997, and for the three-months then ended, the Company was in compliance with its Loan Agreement covenants.
The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the bank declined to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

The loan is secured by all of the Company's real property, and any proceeds from real property sales must be applied against the loan.

On October 17, 1997, the Company's board of directors declared a $.015 per common share semi-annual cash dividend. The dividend was paid December 9, 1997 to holders of record on November 25, 1997. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.

Significant deferred income tax benefits were recognized in the quarter ended December 31, 1997, resulting primarily from the operating loss. Net deferred tax assets increased $142,000, due primarily to the increase in the federal net operating loss
(NOL) carryforward, partially offset by a $25,000 increase in
the valuation allowance.    The income tax receivable of
$538,000 is expected to be received in March 1998.

The Company believes it will realize substantial benefits from the use of federal employer tax credits and federal and state NOL carryforwards to reduce future federal and state income tax liabilities. Full realization of these and other deferred tax assets depends on the Company achieving certain levels of taxable income in the future. If the Company's results of operations do not timely achieve the levels needed to use the employer tax credits or the NOL carryforwards, they could expire before use, resulting in charges against income. The Company has established a valuation allowance to offset the amount of deferred tax assets it believes are more likely than not to expire before realization. If the Company does not return to profitability, the Company may be required to write off all or a portion of the deferred tax assets at a future date.


Results of Operations

Same-store sales were up 2.7% for the current quarter compared to the same period last year, but total sales were down $899,000 due to fewer restaurants open this year. Under the restructuring plan adopted in the quarter ended March 31, 1997, eight restaurants were closed or disposed of in the quarter ended June 30, 1997. Those eliminated locations accounted for $1.3 million in sales in the quarter ended December 31, 1996.

Same-store and average sales both benefited from a price increase of about 5.2% in July 1997 and a smaller increase in September 1997, as well as the elimination of the eight underperforming restaurants in the quarter ended June 30, 1997.
The price increases have more than offset lower customer counts, generating two consecutive quarters of same-store sales increases compared with the prior year quarters.

Average sales for restaurants open throughout the quarter ended
December 31, 1997 were $275,000 up 7.9% from $255,000 for the prior year quarter.

The Company plans to continue its emphasis on a focused neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing will strengthen Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. A series of Company-wide tactics complement existing Company programs such as the Birthday Club and School Rewards programs. The results of all marketing tactics will be carefully measured to evaluate their impact on sales.

The Company's menu price increases combined with relatively stable wholesale prices to reduce food cost 1.4% of sales for the current quarter compared with the same period in fiscal 1997.

Restaurant labor and related expenses were down 0.1% of sales for the quarter, as significantly higher hourly wage rates due to the September 1997 federal minimum wage rate hike were offset as a percentage of sales by the Company's menu price increases. Due to the increased federal minimum wage and a tight labor market, the Company's average hourly wage cost was $0.46 per hour higher in the first quarter of 1998 than the first quarter of 1997. Hourly wage inflation increased labor costs about 2.7% of sales, before the benefit of the price increases. If the Company is unable to reduce labor cost factors with management efficiencies and sales increases, the Company will consider additional price increases.

Restaurant operating expenses, which include marketing costs, decreased $353,000, 0.8% of sales, for the current quarter versus the same period last year. The Company spent 2.8% and 3.2% of sales on marketing in the first quarter of fiscal 1998 and 1997, respectively. Due to the strategic shift from mass media advertising to neighborhood marketing, the Company spent $205,000 less on print media in the current quarter.

Due to the impairment of fixed assets at four locations kept open under the 1997 restructuring, depreciation and amortization decreased $155,000 for the quarter ended December 31, 1997 compared to the prior year quarter.

For the quarter, general and administrative expenses increased
0.3% of sales despite a $16,000 decrease, due to lower total sales.

Interest expense was $49,000 for the first quarter of fiscal
1998, down slightly from the 1997 quarter due to lower outstanding debt.

The benefit for income taxes was $142,000, about 32.3% of the loss before taxes. The benefit rate was reduced by an increase of $25,000 in the valuation allowance for state tax net operating loss carryforwards more likely than not to expire before realization. For the year ended September 30, 1997, the income tax benefit rate was 28.2% of the loss before taxes. The 1997 benefit rate was reduced by increases in valuation allowance.

Due to the factors discussed above, the Company reported net losses of $298,000 and $674,000 for the first quarters of fiscal 1998 and 1997, respectively. The 1997 price increases and restructuring helped improve operating margins compared with the same period last year. The Company's future profitability depends on improving unit sales and reducing the key cost factors, particularly labor costs.

Other Uncertainties and Trends

SFAS No. 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods.

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



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits Required by Item 601 of Regulation S-K

		Exhibit
		Number
		     2		   Not applicable

		     4		   Not applicable

  	   10(aa)	Amendment Number One to Pancho's Mexican Buffet,
             Inc. 1992 				Stock Option Plan -- filed herewith.

	     11	   	Not required--explanation of net earnings (loss) per
             share computation is contained in notes to consolidated condensed financial statements.

		    15		   Letter re: unaudited interim financial
         				information

		    18    	Not applicable

		    19   		Not applicable

		    22   		Not applicable

		    23   		Not applicable

		    24   		Not applicable

		    27   		Financial Data Schedule

	(b)	Reports on Form 8-K

  			No reports on Form 8-K were filed during the quarter ended
     December 31, 1997.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		PANCHO'S MEXICAN BUFFET, INC.


	February 10, 1998	/s/ Hollis Taylor
                  	Hollis Taylor, President and Chief Executive Officer
                   (Principal Executive Officer)



	February 10, 1998	/s/ W. Brad Fagan
                  	Brad Fagan, Vice President, Treasurer, Chief Financial
                   Officer and Assistant Secretary (Principal Financial and Accounting Officer)