Form 10-Q
period 1998-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1998-05-06
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998

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

				YES    X     NO


Number of shares of Common Stock outstanding as of April 28,
1998:    4,394,028.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

INDEX

                                                             				Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

         	Introduction			                                             1

         	Consolidated Condensed Balance Sheets,
        		March 31, 1998 and September 30,1997		                      2

         	Consolidated Condensed Statements of
        		Operations for the Three-Months and Six-Months Ended
        		March 31, 1998 and 1997		                                   3

         	Consolidated Condensed Statements of Cash
        		Flows for the Six-Months Ended
         	March 31, 1998 and 1997		                                   4

         	Notes to Consolidated Condensed Financial
        		Statements		                                                5

          Independent Accountants' Review Report		                    7

  Item 2.	Management's Discussion and Analysis
        		of Financial Condition and Results
        		of Operations 		                                            8

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no
        		response required)

  Item 4.	Submission of Matters to a Vote of
        		Security Holders	                                          13

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		                         14

Signatures				                                                       15

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 1998 and for the three-month and six-month periods ended March
31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998.



	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 1998 and for the three-month and six-month periods ended March 31, 1998 and 1997 included herein.

     PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          (UNAUDITED)
                                                           March 31,        September 30,
                                                             1998               1997

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $     707,000      $     429,000
    Accounts and notes receivable - current portion           179,000            222,000
    Income taxes receivable                                                      538,000
    Inventories                                               529,000            539,000
    Prepaid expenses                                          271,000            117,000
    Deferred income taxes                                     539,000            670,000
        Total current assets                                2,225,000          2,515,000

PROPERTY, PLANT AND EQUIPMENT :
    Land                                                    2,995,000          2,995,000
    Buildings                                               9,546,000          9,477,000
    Leasehold improvements                                 21,131,000         21,072,000
    Equipment and furniture                                26,009,000         26,115,000
    Construction in progress                                   15,000             15,000
        Total                                              59,696,000         59,674,000
    Less accumulated depreciation and amortization        (34,733,000)       (33,487,000)
             Property, plant and equipment - net           24,963,000         26,187,000

OTHER ASSETS:
    Deferred income taxes                                   4,035,000          3,635,000
    Other, including noncurrent portion of receivable         438,000            521,000
        Total other assets                                  4,473,000          4,156,000

            TOTAL                                       $  31,661,000      $  32,858,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   2,090,000      $   1,761,000
    Accrued wages and bonuses                               1,609,000          1,478,000
    Accrued insurance costs, current                          940,000          1,022,000
    Other current liabilities                               1,260,000          1,528,000
        Total current liabilities                           5,899,000          5,789,000

OTHER LIABILITIES:
    Long-term debt                                          1,574,000          2,287,000
    Accrued insurance costs, non-current                    2,157,000          2,107,000
    Restructuring reserves, non-current                       372,000            406,000
        Total other liabilities                             4,103,000          4,800,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                              440,000            440,000
    Additional paid-in capital                             18,633,000         18,633,000
    Retained earnings                                       2,889,000          3,499,000
    Treasury Stock, at cost                                   (13,000)           (13,000)
    Stock notes receivable                                   (290,000)          (290,000)
        Stockholders' equity                               21,659,000         22,269,000

            TOTAL                                       $  31,661,000      $  32,858,000

See notes to consolidated condensed financial statements.

 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                  March 31,                      March 31,
                                                    1998           1997            1998          1997

SALES                                           $16,128,000    $16,585,000     $31,803,000   $33,159,000

COSTS AND EXPENSES:
    Food costs                                    4,423,000      4,775,000       8,576,000     9,391,000
    Restaurant labor and related expenses         6,458,000      6,071,000      12,722,000    12,714,000
    Restaurant operating expenses                 3,536,000      3,992,000       7,251,000     8,060,000
    Depreciation and amortization                   759,000        924,000       1,538,000     1,858,000
    General and administrative expenses           1,299,000      1,473,000       2,535,000     2,725,000
    Restructuring charges                                        4,988,000                     4,988,000
        Total                                    16,475,000     22,223,000      32,622,000    39,736,000

OPERATING INCOME (LOSS)                            (347,000)    (5,638,000)       (819,000)   (6,577,000)

INTEREST EXPENSE                                    (65,000)      (123,000)       (114,000)     (200,000)

OTHER, INCLUDING INTEREST INCOME                     39,000         39,000         120,000        65,000

EARNINGS (LOSS) BEFORE INCOME TAXES                (373,000)    (5,722,000)       (813,000)   (6,712,000)

PROVISION (BENEFIT) FOR INCOME TAXES               (127,000)    (1,635,000)       (269,000)   (1,951,000)

NET EARNINGS (LOSS)                             $  (246,000)   $(4,087,000)    $  (544,000)  $(4,761,000)


BASIC AND DILUTED  EARNINGS (LOSS) PER SHARE    $     (0.05)   $     (0.93)    $     (0.12)  $     (1.08)


See notes to consolidated condensed financial statements.

      PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                                                Six Months Ended March 31,
                                                                    1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                          $  (544,000)   $  (4,761,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
      Depreciation and amortization                              1,538,000        1,858,000
      Provision (benefit) for deferred income taxes               (269,000)      (1,685,000)
      Impairment of long-lived assets                                             3,033,000
      Provision for exit and carrying costs of closed locations                   1,460,000
      Realization of foreign currency translation adjustment                        455,000
      Loss on write off of stock notes receivable                                    71,000
      Gain (loss) on sale of assets                                (92,000)         (22,000)
      Minority interest in net earnings (loss)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                 48,000          (29,000)
      Income taxes receivable                                      538,000          (46,000)
      Inventories, prepaid expenses and other assets              (122,000)          13,000
      Accounts payable and accrued expenses                        362,000          346,000
      Restructuring reserves                                      (170,000)
          Total adjustments                                      1,833,000        5,454,000
              Net cash provided by operating activities          1,289,000          693,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                              (290,000)        (247,000)
  Proceeds from sale of assets                                     121,000          219,000
              Net cash used by investing activities               (169,000)         (28,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                       (63,000)         (85,000)
  Long-term borrowings                                           8,871,000       13,780,000
  Repayments of long-term borrowings                            (9,584,000)     (13,953,000)
  Dividends paid                                                   (66,000)         (66,000)
              Net cash used by financing activities               (842,000)        (324,000)

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                                                   (1,000)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                               278,000          340,000

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                            429,000          145,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                              $   707,000    $     485,000

SUPPLEMENTAL INFORMATION:
  Income taxes (paid) refunds received, net                    $   541,000    $     180,000
  Interest paid, net of capitalized amounts                    $   119,000    $     157,000


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

The weighted average outstanding shares were 4,394,000 and 4,392,000 for the three-months and six-months ended March 31, 1998, respectively, and 4,398,000 for the same periods in 1997. Due to the net loss, the Company's potential common shares are antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same. At March 31, 1998, there were 406,400 options outstanding which represented potential common shares which could be dilutive in the future. Earnings (loss) per share reported for the quarter and six months ended March 31, 1997 did not change due to the adoption of SFAS No. 128.


2.	LONG-TERM DEBT

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank.  In December 1997, effective December 1,
1997, the Company and the bank agreed to amend the Loan
Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $3.2 million effective March 31, 1998, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero. At March 31, 1998, the Company had $1,850,000 of credit available under the bank line of credit.

The amended agreement requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million, and if this threshold is met, cash dividends are limited to $150,000 per fiscal year.

At March 31, 1998, and for the six-months then ended, the Company was in compliance with its Loan Agreement covenants.
The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the Company failed to meet a loan covenant in the future, and the bank declined to waive such future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

The loan is secured by all of the Company's real property, and any proceeds from real property sales must be applied against the loan.


3.        CASH DIVIDENDS

To comply with the loan restriction on dividends (described in note 2), the Company has not declared a second cash dividend in the current fiscal year. Future dividends may be declared at the discretion of the company's Board of Directors, in compliance with the restrictions of its loan agreement.

On October 17, 1997, prior to its current loan agreement dividend restriction, the Company's Board of Directors declared a $.015 per common share cash dividend. The dividend was paid
December 9, 1997 to holders of record on November 25, 1997.


4.	STOCK OPTION PLAN

	On January 28, 1998, at the Annual Meeting of Stockholders, the stockholders of the Company approved Amendment Number One to the 1992 Stock Option Plan. This amendment increased the number of shares which the Company may sell pursuant to options under the plan to 600,000 shares, from 400,000 shares. The amendment also increased the annual share grant to non-employee directors from 2,000 shares each to 4,000 shares each.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 1998 and 1997 and of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 23, 1998

PART I.  FINANCIAL INFORMATION


Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations


Financial Condition

As of March 31, 1998, the Company's current ratio was 0.4 to 1, unchanged from September 30, 1997. Cash and cash equivalents increased $278,000 during the six-months ended March 31, 1998, to a balance of $707,000, as cash provided by operations more than offset cash used by investing and financing activities.

Operations provided $1,289,000 and $693,000 cash in the six-months ended March 31, 1998 and 1997, respectively. The Company incurred net losses of $544,000 and $4,761,000 for the first six months of fiscal 1998 and 1997, respectively. The current period net loss included $1,538,000 in depreciation and amortization charges, and a non-cash benefit of $269,000 for deferred income taxes, and the Company received a $538,000 income tax refund in March 1998. The net loss in the first half of fiscal 1997 included a non-cash restructuring charge of $4,988,000, depreciation and amortization expense of $1,858,000 and non-cash benefit of $1,725,000 for deferred income taxes.

Investing activities used $169,000 and $28,000 in the first six months of fiscal 1998 and 1997, respectively. With capital improvements limited by debt restrictions, the Company spent $290,000 and $247,000 on property additions for existing restaurants in the first half of 1998 and 1997, respectively. These expenditures were partially offset by the sale of assets.

No new restaurants were opened in fiscal 1997 or the first two quarters of 1998, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements). The Company may also enter into lease agreements to acquire restaurant computer systems.

Financing activities used $842,000 and $324,000 during the first six months of fiscal 1998 and 1997, respectively, mainly to repay debt.

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank. Effective December 1, 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $3.2 million effective March 31, 1998, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero. At March 31, 1998, the Company had $1,850,000 of credit available under the bank line of credit.

The amended agreement requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million, and if this threshold is met, cash dividends are limited to $150,000 per fiscal year.

At March 31, 1998, and for the six months then ended, the Company was in compliance with its Loan Agreement covenants.
The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the bank declined to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing.

The loan is secured by all of the Company's real property, and any proceeds from real property sales must be applied against the loan.

To comply with the loan restriction on dividends (described in note 2), the Company has not declared a second cash dividend in the current fiscal year. Future dividends may be declared at the discretion of the Company's Board of Directors, in compliance with the restrictions of its loan agreement.

On October 17, 1997, prior to its current loan agreement dividend restriction, the Company's Board of Directors declared a $.015 per common share cash dividend. The dividend was paid
December 9, 1997 to holders of record on November 25, 1997.

Significant deferred income tax benefits were recognized in the six months ended March 31, 1998, resulting primarily from the operating loss. Net deferred tax assets increased $269,000, due mainly to the increase in the federal net operating loss (NOL) carryforward.

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

Results of Operations

Same-store sales for the three months and six months ended March 31, 1998 were up 5.3% and 4.0% compared with the same periods last year. The Company has reported improved same-store sales for three consecutive quarters, since a 5.2% price increase effective July 1, 1997, and smaller subsequent price increases. Another small price increase was made effective April 1, 1998.

Total sales for the quarter and half-year were down $457,000 and $1,356,000, respectively, due to fewer restaurants open this year. Under the restructuring plan adopted in the quarter ended March 31, 1997, eight restaurants were closed or disposed of in the quarter ended June 30, 1997. Those eliminated locations accounted for $1.3 million and $2.6 million in sales in the quarter and half-year ended March 31, 1997, respectively.

Average sales for restaurants open throughout the quarter and half-year ended March 31, 1998 were $282,000 and $557,000, significantly higher than the averages of $255,000 and $509,000 for the same periods last year. Average sales grew due to the price increases as well as the elimination of eight low volume stores under the restructuring plan for the quarter ended March 31, 1997.

The Company plans to continue its neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing will strengthen Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. A series of Company-wide tactics will complement existing Company programs such as the Birthday Club and School Rewards programs. The results of all marketing tactics will be carefully measured to evaluate their impact on sales.

The Company's menu price increases reduced food cost 1.4% and 1.3% of sales for the current quarter and half-year, respectively, compared with the same periods in fiscal
1997.

The first half of fiscal 1997 benefited from credits of $558,000 to adjust employee injury and health insurance costs. After removing those unusual gains from the 1997 amounts, labor and related costs represented 40.0% of sales for the three- and six-month periods ended March 31, 1998 and 1997.

Significantly higher hourly wage rates due to the September 1997 federal minimum wage rate hike were offset as a percentage of sales by the Company's menu price increases. Due to the increased federal minimum wage and a tight labor market, the Company's average hourly wage cost was $0.37 and $0.36 per hour higher in the three-months and six-months ended March 31, 1998, respectively, than in the same periods of 1997. This hourly wage inflation would have increased labor costs about 2.1% of sales, without the benefit of the price increases. If the Company is unable to reduce labor cost factors with management efficiencies and sales growth, the Company will consider additional price increases.

Restaurant operating expenses include marketing costs, repairs and maintenance, supplies, and utilities and occupancy costs. These costs were down 2.2% and 1.5% of sales for the three months and six months ended March 31, 1998 versus the same periods last year. The largest cause was a benefit of $212,000 in the quarter ended March 31, 1998 to reduce general liability insurance reserves, thanks to positive risk and case management results. Excluding this unusual gain, restaurant operating expenses were down 0.9% and 0.8% of sales for the three months and six months just ended, respectively. The price increases and the elimination of eight low sales units last year helped lower the cost-to-sales ratio of this category, particularly for utilities and occupancy costs.

Due to earlier implementation of the spring marketing plan this year, store marketing costs were up 1.1% and 0.4% of sales for the quarter and half-year ended March 31, 1998 compared with the same periods last year. Savings on print media, primarily newspaper ads, were eclipsed by higher spending for direct mail advertising, promotions and in-store ads. The Company invested 3.0% and 2.9% of sales on marketing in the current three-months and six-months, respectively, versus 1.9% and 2.5% for the same periods last year.

Due to the impairment of fixed assets for 12 locations under the 1997 restructuring, depreciation and amortization decreased $165,000 and $320,000 for the quarter and six-months ended March 31, 1998, respectively, compared to the same prior year periods.

For the current quarter and six-months, general and administrative expenses were down 0.8% and 0.2% of sales.

Due to debt reduction, interest expense was $58,000 and $86,000 lower in the three months and six months ended March 31, 1998, respectively, than in the same periods in 1997.

The benefit for income taxes was $127,000 and $269,000 for the quarter and half-year ended March 31, 1998, which resulted in effective rates of 34% and 33.1%, respectively. The six-month benefit was reduced by an increase in the valuation allowance for state tax net operating loss carryforwards more likely than not to expire before realization. For the year ended September 30, 1997, the income tax benefit rate was 28.2% of the loss before taxes. The 1997 benefit rate was reduced by increases in the valuation allowance.

Due to the factors discussed above, the Company reported net losses of $246,000 and $544,000 for the three months and six months ended March 31, 1998, compared with net losses of $4,087,000 and $4,761,000 for the same periods in 1997, respectively. The 1997 price increases and restructuring helped significantly improve operating margins compared with the same periods last year. The Company's future profitability depends on improving unit sales and reducing the key cost factors, particularly labor costs.

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


Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on
January 28, 1998. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

(b)	There was no solicitation in opposition to management's
nominees for directors in the proxy statement dated December 22, 1997, and all such nominees were elected, as detailed below.

Name          				      For    	 		Withheld

Rudolph Rodriguez				3,746,991			   69,687

Samuel L. Carlson				3,742,603			   74,075

The following directors were not subject to election at this meeting and their terms continued after the meeting: Hollis
Taylor, Robert List, George N. Riordan, Jesse Arrambide, III, and Tomas Orendain.

(c)	On October 17, 1997, the Board of Directors unanimously
approved two amendments to the Company's 1992 Stock Option Plan ("1992 Plan"), subject to stockholders' approval. The proposal for stockholders to approve those amendments was voted on at the annual meeting. The first amendment increased the number of shares available under the 1992 Plan to 600,000 shares, up from 400,000 shares. The second amendment increased the annual grant of options to non-employee Directors of the Company to 4,000 shares each, up from 2,000 shares. The proposal to approve both amendments was approved by a vote of stockholders at the meeting, as detailed below.

Proposal         		     For     		Against    	Abstained	 	Not Voted

Proposed Amendments		3,250,459  		388,273		     27,838		   150,108

No other items were voted on at the annual meeting.

(d)	not applicable.

Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits Required by Item 601 of Regulation S-K

		Exhibit
		Number

		     2		 Not applicable
		     4		 Not applicable
	     11 		Not required--explanation of net earnings (loss) per
           share computation is contained in notes to consolidated
           condensed financial statements.
		    15		 Letter re: unaudited interim financial
       				information
		    18 		Not applicable
		    19	 	Not applicable
		    22 		Not applicable
		    23 		Not applicable
		    24 		Not applicable
		    27	 	Financial Data Schedule

	(b) 	Reports on Form 8-K
   			No reports on Form 8-K were filed during the quarter ended
      March 31, 1998.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		PANCHO'S MEXICAN BUFFET, INC.


 	April 30, 1998	/s/ Hollis Taylor
                	Hollis Taylor, President and Chief Executive Officer (Principal
                 Executive Officer)


 	April 30, 1998	/s/ W. Brad Fagan
                	Brad Fagan, Vice President, Treasurer, Chief Financial Officer
                 and Assistant Secretary (Principal Financial and Accounting
                 Officer)