Form 10-Q
period 1998-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1998-08-13
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q


   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      	SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

				YES    X     NO
Number of shares of Common Stock outstanding as of August 7,
1998:    4,401,199.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

INDEX
                                                              	Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

         	Introduction			                                          1

         	Consolidated Condensed Balance Sheets,
        		June 30, 1998 and September 30,1997		                    2

          Consolidated Condensed Statements of
         	Operations for the Three-Months and Nine-Months Ended
        		June 30, 1998 and 1997		                                 3

         	Consolidated Condensed Statements of Cash
        		Flows for the Nine-Months Ended
        		June 30, 1998 and 1997		                                 4

         	Notes to Consolidated Condensed Financial
        		Statements		                                             5

         	Independent Accountants' Review Report		                 9

  Item 2.	Management's Discussion and Analysis
        		of Financial Condition and Results
        		of Operations 	                                         10

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no
        		response required)

  Item 4.	Submission of Matters to a Vote of
        		Security Holders (no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K	                       16

Signatures	     	                                            	    17

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of June 30, 1998 and for the three-month and nine-month periods ended June
30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments except as discussed in the notes to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998.

	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 1998 and for the three-month and nine-month periods ended June 30, 1998 and 1997 included herein.

     PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            June 30,          September 30,
                                                              1998                1997
                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $   1,702,000       $     429,000
    Accounts and notes receivable - current portion            225,000             222,000
    Income taxes receivable                                                        538,000
    Inventories                                                510,000             539,000
    Prepaid expenses                                           210,000             117,000
    Deferred income taxes                                                          670,000
        Total current assets                                 2,647,000           2,515,000

PROPERTY, PLANT AND EQUIPMENT :
    Land                                                     1,867,000           2,795,000
    Buildings                                                6,884,000           9,013,000
    Leasehold improvements                                  17,930,000          21,072,000
    Equipment and furniture                                 23,844,000          26,115,000
    Construction in progress                                    79,000              15,000
        Total                                               50,604,000          59,010,000
    Less accumulated depreciation and amortization         (34,218,000)        (33,323,000)
             Property, plant and equipment - net            16,386,000          25,687,000

OTHER ASSETS:
    Deferred income taxes                                                        3,635,000
    Land and buildings held for sale                         2,015,000             500,000
    Other, including noncurrent portion of receivable          384,000             521,000
        Total other assets                                   2,399,000           4,656,000

            TOTAL                                        $  21,432,000       $  32,858,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                     $   1,456,000       $   1,569,000
    Debt classified as current                               2,505,000             192,000
    Accrued wages and bonuses                                1,834,000           1,478,000
    Accrued insurance costs, current                         1,092,000           1,022,000
    Other current liabilities                                2,327,000           1,528,000
        Total current liabilities                            9,214,000           5,789,000

OTHER LIABILITIES:
    Long-term debt                                             399,000           2,287,000
    Accrued insurance costs, non-current                     2,122,000           2,107,000
    Restructuring reserves, non-current                        350,000             406,000
        Total other liabilities                              2,871,000           4,800,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                               440,000             440,000
    Additional paid-in capital                              18,633,000          18,633,000
    Retained earnings (deficit)                             (9,476,000)          3,499,000
    Cumulative foreign currency translation adjustment
    Treasury Stock at cost                                     (25,000)            (13,000)
    Stock notes receivable                                    (225,000)           (290,000)
        Stockholders' equity                                 9,347,000          22,269,000

            TOTAL                                        $  21,432,000       $  32,858,000

See notes to consolidated condensed financial statements.

 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (UNAUDITED)

                                                 Three Months Ended              Nine Months Ended
                                                 June 30,                         June 30,
                                                     1998           1997            1998          1997

SALES                                            $ 16,783,000   $16,745,000     $ 48,586,000  $ 49,904,000

COSTS AND EXPENSES:
    Food costs                                      4,668,000     4,847,000       13,244,000    14,238,000
    Restaurant labor and related expenses           6,685,000     6,051,000       19,407,000    18,765,000
    Restaurant operating expenses                   4,220,000     3,858,000       11,471,000    11,918,000
    Depreciation and amortization                     737,000       789,000        2,275,000     2,647,000
    General and administrative expenses             1,273,000     1,247,000        3,808,000     3,972,000
    Restructuring charges                           6,969,000        78,000        6,969,000     5,066,000
        Total                                      24,552,000    16,870,000       57,174,000    56,606,000

OPERATING INCOME (LOSS)                            (7,769,000)     (125,000)      (8,588,000)   (6,702,000)

INTEREST EXPENSE                                      (56,000)      (89,000)        (170,000)     (289,000)

OTHER, INCLUDING INTEREST INCOME                       34,000        88,000          154,000       153,000

EARNINGS (LOSS) BEFORE INCOME TAXES                (7,791,000)     (126,000)      (8,604,000)   (6,838,000)

PROVISION (BENEFIT) FOR INCOME TAXES                4,574,000       (46,000)       4,305,000    (1,997,000)

NET EARNINGS (LOSS)                              $(12,365,000)   $  (80,000)    $(12,909,000) $ (4,841,000)


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $      (2.82)   $     (0.02)    $     (2.94) $      (1.10)


See notes to consolidated condensed financial statements.

   PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)

                                                                                 Nine Months Ended June 30,
                                                                                    1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                           $(12,909,000)   $(4,841,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
     Depreciation and amortization                                                 2,275,000      2,647,000
     Provision (benefit) for deferred income taxes                                 4,305,000     (1,570,000)
     Provision for impairment of long lived assets                                 6,049,000      3,033,000
     Provision for exit and carrying costs of closed locations                       920,000      1,538,000
     Provision for cumulative translation adjustment                                                455,000
     Loss on extinguishment of stock notes receivable                                                83,000
     (Gain) loss on sale of assets                                                  (118,000)      (114,000)
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                                   (2,000)        13,000
      Income taxes receivable                                                        538,000       (247,000)
      Inventories, prepaid expenses and other assets                                 (35,000)       115,000
      Accounts payable and accrued expenses                                          618,000       (674,000)
      Restructuring reserves                                                        (474,000)      (677,000)
          Total adjustments                                                       14,076,000      4,602,000
              Net cash provided (used) by operating activities                     1,167,000       (239,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                                (513,000)      (352,000)
  Proceeds from sale of assets                                                       207,000        339,000
              Net cash used by investing activities                                 (306,000)       (13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                       1,091,000      4,176,000
  Long-term borrowings                                                            14,126,000     21,122,000
  Repayments of long-term borrowings                                             (14,792,000)   (24,348,000)
  Treasury stock acquired                                                            (12,000)
  Dividends paid                                                                     (66,000)      (132,000)
  Payments on officer stock notes receivable                                          65,000         77,000
              Net cash provided by financing activities                              412,000        895,000

EFFECT OF FOREIGN EXCHANGE RATE
    CHANGE ON CASH                                                                                   (4,000)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                               1,273,000        639,000

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                              429,000        145,000

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                               $  1,702,000    $   784,000

SUPPLEMENTAL INFORMATION:
  Income tax refunds received, net                                              $    541,000    $   180,000
  Interest paid, net of capitalized amounts                                     $    161,000    $   240,000

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

The weighted average outstanding shares were 4,398,000 and 4,394,000 for the three-months and nine-months ended June 30, 1998, respectively, and 4,398,000 for the same periods in 1997. Due to the net loss, the Company's potential common shares are antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same. At June 30, 1998, there were 406,400 options outstanding which represented potential common shares which could be dilutive in the future. Earnings (loss) per share reported for the quarter and nine months ended June 30, 1997 did not change due to the adoption of SFAS No. 128.

2.	LONG-TERM DEBT

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank. Effective December 1, 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $2,563,000 effective June 30, 1998, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero.

The amended agreement requires the Company's trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed the sum of 125% of the next scheduled commitment reduction plus capital expenditures during each three-month period, beginning March 31, 1998. Cash capital expenditures are limited by the amended agreement to $650,000 each fiscal year. Cash dividends are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million, and if this threshold is met, cash dividends are limited to $150,000 per fiscal year. The loan is secured by all of the Company's real property, and any proceeds from real property sales must be applied against the loan.

At June 30, 1998, and for the three-months then ended, the Company was not in compliance with the Loan Agreement covenant regarding the minimum trailing 3-months EBITDA requirement. The Company projects that it may not be in compliance with this covenant for some periods in the next 12 months, unless the covenant is amended. The Company is seeking waivers from the bank for the existing covenant violations, and is seeking adjustments to the loan covenants to prevent future violations. Due to these covenant violations, the outstanding balance of the loan is classified as current debt on the balance sheet.

The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the Company failed to meet a loan covenant in the future, and the bank declined to waive such future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of
financing.   The Company owns the land and buildings of five
closed restaurants which it is seeking to sell to raise cash to retire this loan. Additionally, the Company owns other assets which management believes it could sell for sufficient value to retire the loan.

3.  CASH DIVIDENDS

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

5.	RESTRUCTURING PLAN

In the quarter ended June 30, 1998, the Company established a restructuring plan based on its continuing evaluation of recoverability of long-lived store assets. The Company recorded restructuring charges of $6,969,000 to execute the plan, which included closing nine underperforming restaurants and impairing assets at 12 other locations. Land and building at a restaurant that was previously impaired, closed and held for sale was further impaired due to market conditions.

Under the plan, the Company recognized asset impairment charges of $6,049,000 for 22 restaurant locations, including the nine slated for closure and the one previously closed. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

The Company also accrued exit and carrying costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closings, plus one previously closed, included company-owned land and buildings which the Company plans to sell.

Sales for the nine restaurants closed under the 1998 restructuring plan were $2,097,000 and $5,900,000, respectively, for the quarter and nine-months ended June 30, 1998. Sales for those units totaled $2,077,000, $5,787,000 and $7,962,000, respectively, for the quarter and nine-months ended June 30, 1997, and fiscal year 1997.

Under a previous restructuring plan, adopted in March 1997, a restructuring charge of $5,066,000 was recorded in fiscal 1997 to close seven U.S. restaurants, dispose of the Mexico operation, and impair assets at four other locations.

6.	DEFERRED TAX VALUATION ALLOWANCE

Net deferred tax assets increased $3.1 million to $8.3 million in the nine-months ended June 30, 1998, due mainly to increases in the federal net operating loss (NOL) carryforward and temporary book - tax differences resulting from the restructuring. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. The tax benefit of $3.1 million was offset by the $7.4 million increase in the valuation allowance, resulting in tax expense of $4.3 million for the nine months ended June 30, 1998.

The valuation allowance currently offsets the full amount of deferred tax assets. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company returns to profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and NOL carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1998 through 2013.

7.	ADJUSTMENT OF INSURANCE RESERVES

The Company recognized benefits of $212,000 to reduce general liability insurance reserves in the quarter ended June 30, 1998.
 The Company recognized benefits of $500,000 and $558,000 to reduce employee injury benefit reserves in the quarters ended June 30, 1997 and March 31, 1997, respectively. These reserves, which are included in accrued insurance costs on the balance sheet, were reduced based on an updated management analysis of claims activity and results.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 and of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Fort Worth, Texas
August 5, 1998

PART I.  FINANCIAL INFORMATION


Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations

Financial Condition

As of June 30, 1998, the Company's current ratio was 0.3 to 1, down 0.1 from September 30, 1997 due to increases in current debt and current restructuring reserves. Cash and cash equivalents increased $1,273,000 during the nine-months ended June 30, 1998, to a balance of $1,702,000, as cash provided by operations and financing more than offset cash used for investing activities.

Operations provided $1,167,000 and consumed $239,000 cash in the nine-months ended June 30, 1998 and 1997, respectively. The Company incurred net losses of $12,909,000 and $4,841,000 for the first nine months of fiscal 1998 and 1997, respectively.
The current period net loss included non-cash restructuring charges of $6,969,000, $2,275,000 in depreciation and amortization charges, and a non-cash charge of $4,305,000 for deferred income taxes. The net loss in the first nine months of fiscal 1997 included non-cash restructuring-related charges of $5,066,000, depreciation and amortization expense of $2,647,000, and non-cash benefit of $1,570,000 for deferred income taxes.

Investing activities used $306,000 and $13,000 in the first nine months of fiscal 1998 and 1997, respectively. With capital improvements limited by debt restrictions, the Company spent $513,000 and $352,000 on property additions in the first nine months of 1998 and 1997, respectively. These expenditures were
partially offset by the sale of assets.   The Company is
currently holding the land and buildings of five closed restaurant sites for sale.

No new restaurants were opened in fiscal 1997 or the first three quarters of 1998, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraints of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements).

Financing activities provided $412,000 and $895,000 during the first nine months of fiscal 1998 and 1997, respectively, due mainly to net increases in short-term borrowings.

The Company has a revolving credit and term loan agreement (Loan
Agreement) with a bank. Effective December 1, 1997, the Company and the bank agreed to amend the Loan Agreement limit-reduction schedule and loan covenants.

Under the amended agreement, the credit line limit was reduced to $2,563,000 effective June 30, 1998, and will be reduced by varying amounts on the last day of each quarter through June 30, 2000, when the limit will be reduced to zero.

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

At June 30, 1998, and for the three-months then ended, the Company was not in compliance with the Loan Agreement covenant regarding the minimum trailing 3-months EBITDA requirement. The Company projects that it may not be in compliance with this covenant for some periods in the next 12 months, unless the covenant is amended. The Company is seeking waivers from the bank for the existing covenant violations, and is seeking adjustments to the loan covenants to prevent future violations. Due to these covenant violations, the outstanding balance of the loan is classified as current debt on the balance sheet.

The Company is taking steps to comply with all of its Loan Agreement covenants in the future. However, if the bank declined to waive a future covenant violation, the bank would be required under the Loan Agreement to give the Company 15 days written notice of the violation, after which the Company would be in default. At the bank's option it could then declare the loan principal and all accrued interest current and payable and/or refuse to make additional advances on the credit line. The Company could then be forced to seek alternative sources of financing. The Company owns the land and buildings of five closed restaurants which it is seeking to sell to raise cash to retire the bank loan. Additionally, the Company owns other assets which management believes it could sell for sufficient value to retire the loan.

On October 17, 1997, prior to its current loan agreement dividend restriction, the Company's Board of Directors declared a $.015 per common share cash dividend. The dividend was paid
December 9, 1997 to holders of record on November 25, 1997.

To comply with the loan restriction on dividends (described in note 2), the Company has not declared a second cash dividend in the current fiscal year. When permitted under the loan restrictions, future dividends may be declared at the discretion of the Company's Board of Directors, in compliance with its loan covenants.


Results of Operations

Same-store sales for the three months and nine months ended June
30, 1998 were up 1.9% and 3.3.% compared with the same periods last year. The Company has reported improved same-store sales for four consecutive quarters based on price increases partially-offset by a decrease in customer counts.

Total sales for the quarter and nine months were up $38,000 and down $1,318,000, respectively, with fewer restaurants open this year. Under the restructuring plan adopted in the quarter ended March 31, 1997, eight restaurants were closed or disposed of in the quarter ended June 30, 1997. Those eliminated locations accounted for $281,000 and $2.9 million in sales in the quarter and nine months ended June 30, 1997, respectively.

Average sales for restaurants open throughout the quarter and nine months ended June 30, 1998 were $294,000 and $851,000, up 1.9% and 3.3%, respectively, from the same periods last year. Average sales grew due to the price increases as well as the elimination of eight low volume stores under the fiscal 1997 restructuring plan.

Marketing promotions in fiscal 1998 increased sales discounts 4.6% and 2.0% of sales for the current quarter and nine months. The Company plans to reduce the amount of discounting, but may continue to use discounting tactics as part of its overall marketing strategy.

The Company plans to continue its neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing strengthens Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. Company-wide tactics complement existing Company programs such as the Birthday Club and School Rewards programs. The results of all marketing tactics are carefully measured to evaluate their impact on sales.

Under a restructuring plan adopted in the quarter ended June 30, 1998, nine underperforming restaurants were slated for closing in the next quarter. Sales for the nine restaurants closed under the 1998 restructuring plan were $2,097,000 and $5,900,000, respectively for the quarter and nine-months ended June 30, 1998. Sales for those units totaled $2,077,000. $5,787,000 and $7,962,000, respectively for the quarter and nine-months ended June 30, 1997 and fiscal year 1997. Average-store sales for those locations was $656,000 for the nine-months ended June 30, 1998, 23% below the company average for the same period.

The Company's menu price increases reduced food cost 1.1% and 1.2% of sales for the current quarter and nine months, respectively, compared with the same periods in fiscal 1997.

Labor and related costs were 39.8% and 39.9% of sales for the quarter and nine-months ended June 30, 1998. The Company recognized benefits to labor-related costs of $500,000 and $558,000 to reduce employee injury benefit reserves in the second and third quarters of fiscal 1997, respectively. After removing those unusual gains from the 1997 amounts, labor and related costs were 39.1% and 39.7% of sales for the three- and nine-month periods ended June 30, 1997.

Significantly higher hourly wage rates due to the September 1997 federal minimum wage rate hike were only partially offset as a percentage of sales by the Company's menu price increases. Due to the increased federal minimum wage and a tight labor market, the Company's average hourly wage cost was $0.41 and $0.38 per hour higher in the three months and nine months ended June 30, 1998, respectively, than in the same periods of 1997. Without the benefit of the price increases, this hourly wage inflation would have increased labor costs about 2.1% of sales. If the Company is unable to reduce labor cost factors with operating efficiencies and sales growth, the Company will consider additional price increases.

Restaurant operating expenses include restaurant marketing costs, repairs and maintenance, supplies, utilities and occupancy costs. These costs were up 2.1% and down 0.3% of sales for the three months and nine months ended June 30, 1998 versus the same periods last year. Costs were up for the quarter due mainly to increases in marketing costs and repairs and maintenance expenses.

Restaurant operating expenses for the current nine months declined mainly due to a benefit of $212,000 in the quarter ended March 31, 1998 to reduce general liability insurance reserves. The price increases and the elimination of eight low sales units last year helped lower the cost-to-sales ratio of this category, particularly for utilities and occupancy costs. These gains were partially offset by higher marketing costs in fiscal 1998.

Due to earlier implementation of the marketing plan this year, store marketing costs were up 1.0% and 0.3% of sales for the quarter and nine months ended June 30, 1998 compared with the same periods last year. Savings on print media, primarily newspaper ads, were eclipsed by higher spending for direct mail advertising and promotions. The Company invested 3.3% and 2.8% of sales on restaurant marketing in the current three-months and nine-months, respectively, versus 2.3% and 2.5% for the same periods last year.

Due to the impairment of fixed assets under the 1997 restructuring, depreciation and amortization decreased $372,000 for the nine months ended June 30, 1998 compared to the same period last year. The Company expects the asset write downs associated with its current quarter restructuring to significantly lower depreciation expense in future periods.

For the current quarter and nine-months, general and administrative expenses were up 0.2% and down 0.2% of sales, respectively, compared with the same periods last year.

In the quarter ended June 30, 1998, the Company established a restructuring plan based on its continuing evaluation of recoverability of long-lived store assets. The Company recorded restructuring charges of $6,969,000 to execute the plan, which included closing nine underperforming restaurants and impairing assets at 12 other locations. Land and building at a restaurant that was previously impaired, closed and held for sale was further impaired due to market conditions.

Under the plan, the Company recognized asset impairment charges of $6,049,000 for 22 restaurant locations, including the nine slated for closure and the one previously closed. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

The Company also accrued exit and carrying costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closings, plus one previously closed, included company-owned land and buildings which the Company plans to sell.

Under a previous restructuring plan, adopted in March 1997, a restructuring charge of $5,066,000 was recorded in fiscal 1997 to close seven U.S. restaurants, dispose of the Mexico operation, and impair assets at four other locations.

Due to debt reduction, interest expense was $33,000 and $119,000 lower in the three months and nine months ended June 30, 1998, respectively, than in the same periods in 1997.

Net deferred tax assets increased $3.1 million to $8.3 million in the nine-months ended June 30, 1998, due mainly to increases in the federal net operating loss (NOL) carryforward and temporary book - tax differences resulting from the restructuring. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. The tax benefit of $3.1 million was offset by the $7.4 million increase in the valuation allowance, resulting in tax expense of $4.3 million for the nine months ended June 30, 1998.

The valuation allowance currently offsets the full amount of deferred tax assets. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company returns to profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and NOL carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1998 through 2013.

Due to the factors discussed above, the Company reported net losses of $12,365,000 and $12,909,000 for the three months and nine months ended June 30, 1998, compared with net losses of $80,000 and $4,841,000 for the same periods in 1997, respectively. The Company's future profitability depends on improving unit sales and reducing the key cost factors, particularly labor costs.

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

Special Note Regarding Forward-Looking Information

The foregoing section contains various forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding plans to sell assets, ability to service debt and resolve loan covenant violations, unit growth, future capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the bank's responses to loan covenant violations; ability to restructure the loan agreement; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs.

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

  			No reports on Form 8-K were filed during the quarter ended
     June 30, 1998.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		PANCHO'S MEXICAN BUFFET, INC.


	August 10, 1998	/s/ Hollis Taylor
                	Hollis Taylor, President and Chief Executive Officer (Principal
                 Executive Officer)

	August 10, 1998	/s/ W. Brad Fagan
                	Brad Fagan, Vice President, Treasurer, Chief Financial Officer
                 and Assistant Secretary (Principal Financial and Accounting
                 Officer)