Form 10-K
period 1998-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1998-12-17
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

 _____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

           COMMISSION FILE NO. 0-4678

                         PANCHO'S MEXICAN BUFFET, INC.

             (Exact name of registrant as specified in its Charter)

                        DELAWARE                                                75-1292166
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)
          3500 NOBLE AVENUE, FORT WORTH, TEXAS                                    76111
        (Address of principal executive offices)                                (Zip Code)
                                                 (817) 831-0081
                              (Registrant's telephone number, including area code)

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON NOVEMBER 30, 1998, BASED ON THE ACTUAL STOCK PRICE ON SUCH DATE WAS $3,317,384.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30,
1998:..................................................................4,358,723

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 27, 1998, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     The Company, Pancho's Mexican Buffet, Inc. and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet restaurant chain, serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria because it features "all-you-can-eat" at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant when a diner is at the table. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For service, a diner simply raises the small flag on the table. The Company currently operates 48 restaurants located in the states of Texas
(39), Louisiana (4), Arizona (2), Oklahoma (2) and New Mexico (1).

     In the quarter ended June 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets. In the same quarter, the Company adopted a restructuring plan to close 9 of those restaurants. Under the plan, in July and August 1998, the Company closed restaurants in Phoenix; Chalmette and Shreveport, Louisiana; Albuquerque; Oklahoma City; San Antonio, Galveston and Amarillo, Texas.

     No new restaurants were opened in fiscal 1998, and none are currently planned, as management intends to focus on improving sales and profitability and reducing debt.

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

BUSINESS DEVELOPMENT

     The Company has commissioned outside consultants to review the Pancho's concept and assist in developing a more modern prototype for future development and remodeling existing units. The goal is to refine food offerings, service systems and physical facilities to achieve increased customer count and require less labor than existing operations. The Company will conduct extensive testing and customer research while developing the new Pancho's.

     The Company's long-term strategy is to expand Pancho's Mexican Buffet within the Company's existing five-state market, and possibly other contiguous states. The Company intends to concentrate on the development of existing markets to reduce its supervision expense as a percentage of sales and to improve the Company's competitive position, marketing potential and profitability. There can be no assurance that the Company will be able to achieve these objectives. The Company has no plans for franchising; however, one Pancho's is currently being operated under a license agreement.

     The most important factors in selecting new locations are the demographics of the immediate market area within a radius of three to four miles and the occupancy cost of the proposed restaurant. The Company's experience indicates that it is relatively immaterial whether the location is free-standing or in a mall or shopping center. Senior management inspects each restaurant site prior to its acquisition. The Company has developed prototypes of both a free-standing building design and a shopping center space design to enhance site flexibility. The current restaurant prototypes are undergoing review and modification as the Company seeks to improve sales and profitability. In its restaurants, the Company maintains distinctive styling and colorful decor using authentic artifacts in a Mexican motif.

     The current Pancho's concept is designed to combine the serving speed and economy of cafeteria-style service within an environment typical of table service restaurants. The customer selects and is served food and beverage items from the serving line. When the patron is seated a uniformed employee serves chips, hot sauce, sopaipillas (Mexican bread), beverage refills and more food on request for the "all-you-can-eat" patrons. This is a unique variation of the traditional cafeteria concept, providing full table service after a customer has completed selection from the service line. During fiscal 1993, the Company added self-service soup/salad bars and dessert bars to provide greater food variety and value.

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

     A typical new restaurant in a strip shopping center costs about $900,000 to $1,000,000 to develop, including equipment and leasehold improvements. Free-standing units cost from $1.5 million to $1.9 million for land, building and equipment. These development costs are based on the current prototypes. The Company has not built any new restaurants since 1995. Inflation and changes to the Pancho's restaurant format may affect future development costs.

     In addition to the "all-you-can-eat" buffet, the menu includes competitively-priced limited-selection plates: the Super Combo value meal, lunch specials, fajitas, a taco salad, soup/salad bar, and a child's plate. Children five years of age and under are served free. Senior citizens who belong to Pancho's Seniors Club are given a 20% discount on their personal purchases. Beverages are priced separately. All menu items include the soup/salad bar and dessert bar. The Company is considering a variety of alternatives to its current price structure.

     More than 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, five kinds of enchiladas, red chili stew, green chili stew, chili rellenos, chili con queso, three kinds of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Beverages are also available. Alcoholic beverages are served in 28 restaurants and accounted for 0.9% of the Company's sales for the year ended September 30, 1998. Pancho's restaurants offer food to go, which accounted for 10.8% of sales for the year ended September 30, 1998.

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

MARKETING AND ADVERTISING

     The Company emphasizes a Neighborhood Marketing Strategy in which local store marketing efforts reach out to each restaurant's specific neighborhood customers. Restaurant managers are encouraged to participate in community affairs and, with the assistance of the general office, to cater school, church and other community events. Pancho's supports local schools with gift certificate awards for honor roll and perfect attendance students, and sponsors sports leagues for local children. There is a birthday club for children under twelve which serves the child free on his or her birthday and also provides a free pinata for the birthday celebration. A senior citizens program includes registered membership that entitles the member to a 20% discount. The neighborhood marketing is augmented by focused newspaper inserts, direct mail and billboards.

     The Company uses extensive customer and employee surveys to help develop and evaluate marketing strategy and tactics. Local store marketing programs tailored to each restaurant are developed and implemented quarterly.

PURCHASING AND DISTRIBUTION

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

HUMAN RESOURCES

     On September 30, 1998, the Company had about 2,147 employees, of whom 57 were corporate personnel, 2,078 were employed in restaurants and 12 were employed in maintenance and construction.

     The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

COMPETITION

     All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant's control, including changes in population, traffic patterns, economic conditions and consumer preferences. The Company's restaurants compete with a wide variety of Mexican food, fast food, value-priced and "all-you-can-eat" restaurants, ranging from national and regional restaurant chains to locally-owned restaurants. The Company believes that its principal competitive strengths lie in the value, variety and quality of food products served, in the distinctive atmosphere and in the strength of the Pancho's Mexican Buffet name.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant concept changes, plans to sell assets, ability to service debt and satisfy loan covenants, unit growth, future capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

ITEM 2. PROPERTIES

     The Company owns a combination general office/warehouse building located at 3500 Noble Avenue, Fort Worth, Texas. The headquarters facility consists of general offices, freezer space of about 194,000 cubic feet and warehouse dry storage of approximately 31,400 square feet. The Company also owns land (85,500 sq. ft.) and a warehouse building (25,000 sq. ft.) adjoining its present general office/warehouse property.

     The sites of seven operating restaurants are owned by the Company. The Company is seeking to sell three closed restaurant sites, including buildings and land which it owns in Amarillo and Galveston, Texas, and Albuquerque, New Mexico. In October 1998, the Company completed the sale of land and buildings it held for sale in Phoenix and Shreveport.

     Forty-one operating restaurants are occupied pursuant to lease agreements with various expiration dates into the year 2009. Leases typically provide for a minimum rental based on the cost of improvements provided by the lessor and a maximum rental based upon the gross sales of the facility. The Company does not deem any individual restaurant lease to be significant in relation to its overall operations.

     At September 30, 1998, the Company had remaining lease obligations on five closed restaurant locations. At November 30, 1998, one of these locations was subleased, and the Company was seeking to sublease three other sites, for which the lease terms expire in 1999, 2000 and 2007. The other lease expires in February 1999.

     The Company has leased its Fort Worth cold storage facility to a food manufacturing concern whose chairman and chief executive officer is a non-employee director of the Company. The remainder of the space formerly occupied by the Company's internal distribution operation is currently used for equipment and document storage.

     In connection with its revolving credit and term loan agreement with a bank, the bank has a security interest in substantially all of the real property owned by the Company. Substantially all of the equipment and furniture used in the operation of the restaurants and the headquarters facility are owned by the Company.

     The cities and towns where the Company's restaurants are located are listed below:

ARIZONA:
Mesa
Phoenix

LOUISIANA:
Baton Rouge
Bossier City
Lafayette
Metairie

NEW MEXICO:
Albuquerque

OKLAHOMA:
Oklahoma City
Tulsa

TEXAS:
Abilene
Arlington-3
Baytown
Beaumont
Burleson
Carrollton
Conroe
Corpus Christi*
Dallas-3
Denton
El Paso-2**
Euless
Fort Worth-3
Garland
Houston-6
Humble
Irving
Killeen
League City
Lewisville
Longview
Mesquite
North Richland Hills
Plano
Richardson
San Antonio
Sherman
Texarkana
Tyler
Waco

---------------

 * Operated by licensee

** Operated by A&A Foods

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                     POSITION AND OFFICE               PERIOD OF
             NAME                      WITH REGISTRANT               PRESENT OFFICE       AGE
             ----                    -------------------             --------------       ---
Jesse Arrambide, III..........  Chairman of the Board and       Since December 9, 1994    46
                                  Chief Operations
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Hollis Taylor.................  Director and President and      Since August 10, 1979     62
                                  Chief Executive
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Samuel L. Carlson.............  Director and Senior Vice        Since December 21, 1988   62
                                  President, Administration
                                  and Secretary -- also
                                  Director and officer of
                                  subsidiary companies
Brad Fagan....................  Vice President, Treasurer, CFO  Since September 29, 1995  39
                                  and Assistant
                                  Secretary -- also Director
                                  and officer of subsidiary
                                  companies

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

     Hollis Taylor has been a Director since March 1974. He has been President and Chief Executive Officer since August 1979.

     Samuel L. Carlson has been a Director since November 1993. He has been Senior Vice President, Administration and Secretary since December 1988.

     Brad Fagan has been Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since September 1995. Mr. Fagan, a certified public accountant, was Controller from December 1991 through September 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The Company's common stock is traded over-the-counter in the National Association of Securities Dealers, Inc. (Nasdaq) National Market System, under the symbol "PAMX." On November 30, 1998, the number of record holders was about 680 and the Company estimates that on that date there were an additional 1200 beneficial owners. The following table sets forth the quarterly high and low bid prices of the common stock, as reported by Nasdaq, for the calendar quarters indicated.

                                                             SALES PRICES
                                                            ---------------
                   FISCAL QUARTER ENDED                      HIGH     LOW     DIVIDENDS
                   --------------------                     ------   ------   ---------
December 31, 1996.........................................  $2.750   $1.875     $.015
March 31, 1997............................................   2.688    1.625
June 30, 1997.............................................   2.063    1.500      .015
September 30, 1997........................................   2.500    1.563
December 31, 1997.........................................   2.500    1.750      .015
March 31, 1998............................................   2.375    1.750
June 30, 1998.............................................   2.125    1.500
September 30, 1998........................................   1.688    0.875

COMMON STOCK DIVIDENDS

     The Company has paid cash dividends for the past 18 years. In 1998, cash dividends were $.015 per share. Future cash dividends will depend on loan restrictions, earnings, financial position, capital requirements and other relevant factors. The Company's Loan Agreement with a bank limits cash dividends to $150,000 per fiscal year, and dividends are prohibited until the Company achieves trailing EBITDA of at least $3,000,000.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the five fiscal years ended September 30, 1994 through 1998 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or in previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                           YEARS ENDED SEPTEMBER 30,

                                            1998          1997             1996             1995             1994
                                          --------    -------------    -------------    -------------    -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...................................  $ 64,146       $66,957          $71,487          $80,893          $86,062
                                          --------       -------          -------          -------          -------
Costs and Expenses:
  Food costs............................    17,413        18,792           19,681           22,910           23,347
  Restaurant labor and related
     expenses...........................    25,606        25,235           26,561           30,400           30,806
  Restaurant operating expenses.........    14,904        15,799           16,508           18,376           19,134
  Depreciation and amortization.........     2,808         3,426            3,949            4,512            4,420
  General and administrative expenses...     5,013         5,160            5,067            5,547            5,475
  Asset impairment and restructuring
     charges(a)(c)(d)...................     6,601         5,066                             7,572             (264)
                                          --------       -------          -------          -------          -------
          Total.........................    72,345        73,478           71,766           89,317           82,918
                                          --------       -------          -------          -------          -------
Operating income (loss).................    (8,199)       (6,521)            (279)          (8,424)           3,144
Interest expense........................      (212)         (348)            (540)            (590)             (34)
Other, including interest income........       198           303              269              309               66
                                          --------       -------          -------          -------          -------
Earnings (loss) before income taxes.....    (8,213)       (6,566)            (550)          (8,705)           3,176
Income tax expense (benefit)(b).........     4,305        (1,850)            (135)          (3,343)           1,101
                                          --------       -------          -------          -------          -------
Net earnings (loss).....................  $(12,518)      $(4,716)         $  (415)         $(5,362)         $ 2,075
                                          ========       =======          =======          =======          =======
Cash dividends..........................  $     66       $   132          $   132          $   462          $ 1,056
                                          ========       =======          =======          =======          =======
Per Share Data:
  Net earnings (loss), basic and
     diluted............................  $  (2.85)      $ (1.07)         $  (.09)         $ (1.22)         $   .47
  Cash dividends........................      .015           .03              .03             .105              .24
At Year End:
  Total assets..........................  $ 20,418       $32,858          $37,968          $44,387          $49,159
  Long-term debt........................  $  1,761       $ 2,287          $ 3,489          $ 8,705          $ 5,840
  Stockholders' equity..................  $  9,724       $22,269          $26,521          $26,988          $33,155
  Number of restaurants.................        48            57               65               64               72

---------------

(a) Fiscal 1998 net income includes asset impairment and restructuring charges of $6,601,000. This includes impairment charges of $5,681,000 to impair assets at 22 locations and restructuring charges of $920,000 to exit nine locations closed in 1998.

(b) Fiscal 1998 net income includes income tax expense of $4,305,000 resulting from providing a valuation allowance for deferred tax assets.

(c) Fiscal 1997 includes asset impairment and restructuring charges of $5,066,000 to close seven restaurants, dispose of the Mexico joint venture, impair four other restaurants and increase restructuring reserves for two previously closed locations.

(d) Fiscal 1995 includes asset impairment and restructuring charges of $7,572,000 to close nine restaurants and impair asset values at eight other locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     The following table sets forth for the periods indicated: (i) items in the consolidated statements of operations as a percentage of sales; (ii) average restaurant sales; and (iii) the number of restaurants open at the end of each year.

                                                                 PERCENTAGE OF SALES
                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Sales.......................................................  100.00%    100.0%    100.0%
                                                              ------    ------    ------
Costs and Expenses:
  Food costs................................................    27.1      28.1      27.5
  Restaurant labor and related expenses.....................    39.9      37.7      37.2
  Restaurant operating expenses.............................    23.2      23.6      23.1
  Depreciation and amortization.............................     4.4       5.1       5.5
  General and administrative expenses.......................     7.8       7.7       7.1
  Asset impairment and restructuring charges................    10.3       7.6
                                                              ------    ------    ------
          Total.............................................   112.7     109.8     100.4
                                                              ------    ------    ------
Operating income (loss).....................................   (12.7)     (9.8)     (0.4)
Interest expense............................................    (0.3)     (0.5)     (0.8)
Other, including interest income............................     0.3       0.5       0.4
                                                              ------    ------    ------
Earnings (loss) before income taxes.........................   (12.7)     (9.8)     (0.8)
Income tax expense (benefit)................................     6.7      (2.8)     (0.2)
                                                              ------    ------    ------
Net earnings (loss).........................................   (19.4)%    (7.0)%    (0.6)%
                                                              ======    ======    ======
Average sales (in thousands) for restaurants open throughout
  the year..................................................  $1,192    $1,123    $1,106
Number of restaurants open at end of year...................      48        57        65

  Operating Results for Fiscal 1998 Compared to Fiscal 1997

     Same-store sales increased 2.1% in fiscal 1998 versus 1997, reversing a three-year trend. Contributing to the increase was Pancho's most significant price increase since 1993, effective in July 1997. This price increase, plus two smaller subsequent increases, worked with the Company's neighborhood marketing strategy to provide four consecutive quarters of same-store sales increases through June 30, 1998. The Company experienced a 1.6% decline in same-store sales for the 1998 fiscal fourth quarter compared with the same 1997 quarter, reflecting lower customer traffic not compensated by price increases. The chart below shows quarterly and annual same-store sales comparisons over the past three fiscal years.

                       COMPARABLE-STORE SALES BY QUARTER

                                                     1998     1997     1996
                                                     ----     ----     -----
1st Quarter........................................  +2.7%    -5.0%    -12.7%
2nd Quarter........................................  +5.3     -7.4     - 5.3
3rd Quarter........................................  +1.9     -1.2     - 8.2
4th Quarter........................................  -1.6     +2.0     - 6.5
     Fiscal Year...................................  +2.1     -2.8     - 7.8

     The Company increased average sales per store by 6.2%, to $1,192,000 in 1998. This increase was accomplished with the price increases and the benefits of closing lower volume restaurants. Total sales for 1998 were $64.1 million, down from $67 million in 1997 due to restaurant closings in 1998 and 1997.

     Fourth quarter average store sales were up 2%, to $305,000 in 1998. Total sales were $15.6 million and $17.1 million for the fourth quarter of 1998 and 1997, respectively. Restaurant closings were the main factor in the higher average and lower total sales for the quarter.

     Discounts increased to 4.2% of sales in 1998 from 2.2% of sales in 1997. Fourth quarter discounts were 4.5% and 2.9% of sales for 1998 and 1997, respectively. Discounting tactics are used to increase customer frequency and attract new customer trials. The increase in discounting has come mainly from coupons distributed by direct mail, newspaper inserts and a variety of neighborhood marketing promotions. The Company plans to reduce the level of discounting in fiscal 1999.

     In 1997, the Company embraced a focused neighborhood marketing strategy using Company-wide and store-specific neighborhood marketing tactics based on detailed market research and analysis, supported by intensive planning and training. Neighborhood marketing strengthens Pancho's ties to each restaurant's community with a portfolio of specific tactics developed for each location. A series of Company-wide tactics complement existing Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

     Nine restaurants were closed in July and August 1998 as part of a restructuring plan adopted in the quarter ended June 30, 1998. Fourth quarter sales for the units closed under that plan were $932,000 and $2,175,000 for 1998 and 1997, respectively. Annual sales for the closed units were $6.8 million and $8 million in 1998 and 1997, respectively. No other closings are currently planned, but management will continue to evaluate operating results and consider closing other locations based on profitability and cash flow.

     Under a 1997 restructuring plan, the Company closed seven low sales restaurants on April 15, 1997, and disposed of its interest in the Mexico operations effective May 31, 1997. Those eight locations contributed $2.9 million in sales in 1997.

     To respond to declining margins caused primarily by labor cost inflation, the Company raised its menu pricing mix effective July 1, 1997 an estimated average of 5.1%. Another price increase, of about 1.5% was instituted in mid-September 1997 to offset the effect of the September federal minimum wage increase. A price increase of about 1% was implemented in April 1998.

     No new restaurants were opened in 1998, and none are planned for fiscal 1999. Management plans to focus on improving same store sales and operating margins at its existing units before adding new locations.

     Food cost was down 1% of sales in fiscal 1998. The benefit from the higher prices was partially offset by the increased discounting, cost inflation and use of higher quality items.

     Labor and related expenses were up 1.9% and 2.2% of sales for the fourth quarter and year 1998, respectively, compared with the same periods in 1997. The Company benefited from $57,000 and $1,058,000 to recognize effective management of employee injury and health insurance costs in fourth quarter 1998 and fiscal 1997, respectively. After eliminating the benefits of these gains, labor and related costs were up 2.3% and 0.8% of sales for the 1998 quarter and year, respectively, versus the same periods in 1997, despite the price increases.

     Hourly wage inflation increased labor cost about 2.1% and 2.3% of sales for the 1998 quarter and year, respectively. The federal minimum wage increased $0.40 September 1, 1997. Due to the increased federal minimum wage and a tight labor market, the Company's average hourly wage cost was 8.6% higher in 1998 than in 1997.

     A tight labor market will continue to contribute to general wage inflation. Higher wages will make it difficult for the Company to achieve reductions in labor and related costs as percentages of sales unless the sales trend improvement continues.

     Health insurance costs rose 0.4% and 0.2% of sales for the fourth quarter and year of 1998 over the same periods in 1997.

     Fourth quarter 1998 restaurant bonuses were down 0.4% of sales from 1997, but higher sales per store increased restaurant bonuses 0.3% of sales for the year. The Company continued to augment its primary restaurant management bonus programs with additional bonus programs for restaurant service and management personnel to provide additional incentives for excellent service.

     Pancho's prepares a large quantity and variety of fresh food in small batches throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service, sanitation and food preparation makes it difficult to reduce labor costs proportionally when sales decline, as staffing cannot be reduced below certain levels to maintain Pancho's standards for quality service and sanitation. The Company has commissioned outside consultants to address these issues as it develops a more modern and labor-efficient Pancho's for the future.

     Restaurant operating expenses, which include restaurant occupancy costs and advertising and promotion expenses, decreased 0.7% and 0.4% of sales for the 1998 quarter and year compared with the same 1997 periods. These percentages were down partially due to the price increases and restaurant closings in 1998 and 1997.

     Credits from reducing general liability insurance reserves lowered restaurant operating expenses by $58,000 and $212,000 in the fourth and second quarters of 1998, respectively. Maintenance expense and the cost of supplies rose in 1998. Utility costs declined as a percentage of sales in 1998, while other occupancy costs and operating expenses stayed about the same. Restaurant advertising and promotion costs rose 0.5% of sales to 2.9% of sales for fiscal 1998, but were 2.1% of sales in the fourth quarter of both years.

     Depreciation and amortization decreased $246,000, 1.2% of sales, and $618,000, 0.7% of sales, in the fourth quarter and year 1998, respectively, due to the asset write-downs taken in June 1998 and March 1997.

     In the quarter ended June 30, 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets at 13 locations and its intent to close and dispose of nine locations. The Company initially estimated asset impairment charges of $6,049,000 for 22 restaurant locations, including one previously closed and held for sale. In the 1998 fourth quarter, the Company reversed $368,000 of the impairment charge for land and buildings held for sale, primarily based on the sale of one of the properties completed in October 1998 for significantly more than the previously estimated fair value less cost to sell. Impairment charges were determined in accordance with Statement of Financial Accounting Standard
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

     The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closures, plus one previously closed, included Company-owned land and buildings which the Company plans to sell. Those five owned sites are shown on the balance sheet as land and buildings held for sale.

     Under a previous restructuring plan, adopted in March 1997, a charge of $5,066,000 was recorded in fiscal 1997 to close seven U.S. restaurants, dispose of the Mexico operation, and impair assets at four other locations.

     The Company realized net gains on sales of assets of $153,000 and $256,000 in fiscal 1998 and 1997, respectively. Long-lived assets to be disposed of are carried at the lower of carrying amount or fair value less cost to sell.

     In fiscal 1998, interest expense was $136,000 lower than in 1997. Outstanding debt decreased from $2,479,000 on September 30, 1997 to $2,250,000 on September 30, 1998. As outstanding debt decreased, interest expense declined, from $58,000 in the fourth quarter of 1997 to $42,000 in the fourth quarter of 1998. Interest expense is expected to continue falling in 1999 as debt is reduced.

     Due to the factors discussed above, the Company reported net losses of $12.5 million, or $2.85 per share, and $4.7 million, or $1.07 per share, for 1998 and 1997, respectively. The Company achieved fourth quarter net earnings of $391,000 and $125,000 in 1998 and 1997, respectively. The Company's future earnings depend largely on improving sales and maintaining tight cost controls in the highly-competitive restaurant industry. To enhance potential profitability, the Company is seeking to develop a restaurant model that increases sales and lowers labor costs as a percentage of sales.

  Provision for Income Taxes for 1998 Compared to 1997

     Net deferred tax assets increased $3.0 million to $8.4 million in fiscal 1998, due mainly to increases in the federal net operating loss (NOL) carryforward and temporary book-tax differences resulting from asset impairments and restructuring charges taken in 1998. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. The tax benefit of $3.0 million was offset by a $7.3 million increase in the valuation allowance, resulting in tax expense of $4.3 million for 1998.

     The valuation allowance currently offsets the full amount of deferred tax assets. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company returns to profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and NOL carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

     The effective tax rate in fiscal 1997 was a benefit of 28.2% of the loss before income taxes. This benefit rate includes the effect of Mexico operations, which commenced in 1996, and for which no tax benefit was recognized. Adjusting pre-tax income to exclude Mexico operations reflects a U.S. tax benefit rate of 33.2% for 1997. The 1997 benefit rate was lower than prior years due to the increase in the valuation allowance in 1997. As detailed in Note 5 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to the effects of valuation allowance changes, state income taxes, federal employer tax credits and the results of foreign operations.

  Liquidity and Capital Resources for 1998 Compared to 1997

     The Company's current ratio was 0.3 to 1 at September 30, 1998 compared to
0.4 to 1 at fiscal year end 1997. Like many restaurant chains, the Company maintains a current ratio well below 1.0. Most of its current liabilities, primarily accounts payable and accrued wages and bonuses, flow through operations and roll over rather than being paid off. The Company keeps a low cash balance and draws on its line of credit only as needed.

     Operating activities provided net cash of $794,000 in 1998 compared with $882,000 in 1997. The Company's operations generated positive cash flow even though significant non-cash operating expenses led to net losses both years.

     Investing activities used $436,000 in 1998 and provided $622,000 in 1997. The Company invested $697,000 in asset additions in 1998, mainly to remodel three locations, upgrade point-of-sale (POS) systems and provide normal capital replacements.

     No new restaurants were opened or under construction in 1998, and none are planned for fiscal 1999. In 1999, the primary capital investments will involve remodeling to develop and test one or more different restaurant formats, as the Company seeks to improve sales and operating margins. Capital expenditures to remodel existing restaurants, install restaurant computer POS systems and provide routine capital replacements will continue within the constraints of available cash flow and Loan Agreement restrictions (see Note 3 to the consolidated financial statements).

     The Company closed nine restaurants in 1998, as part of its restructuring plan, and provided estimated reserves to exit those locations. The Company sold the land and building for two of the closed restaurants in October 1998, and is seeking to sell the land and building for the other closed locations which are included in land and buildings held for sale on the balance sheet. Proceeds from real estate sales must be used mostly to pay down debt in accordance with the Loan Agreement.

     In 1997, the Company realized $1,081,000 in proceeds from asset sales, including the Tucson land and building. The Company spent $459,000 cash to remodel three existing restaurants, install computer POS systems in two restaurants, and provide routine capital replacements. No new restaurants were opened in 1997.

     Financing activities consumed $284,000 and $1,217,000 in 1998 and 1997, respectively, primarily to reduce debt and pay dividends. Net cash used for debt reduction was $228,000 and $1,162,000 in 1998 and 1997, respectively.

     The Company plans to finance its 1999 operations and capital additions mainly with cash from operations and sales of land and buildings held for sale. The Company may also enter into lease agreements to acquire new POS systems or other equipment.

     The Company's revolving credit and term loan agreement (Loan Agreement) with a bank has reduced the revolving credit line from $12 million at December 31, 1995 to $2 million at September 30, 1998. The Company had $268,000 of credit available under the line at September 30, 1998. The proceeds from asset sales will be used mainly to reduce bank debt.

     In November 1998, the Company and the bank agreed to amend the Loan Agreement commitment reduction schedule and covenants, effective September 30, 1998. Under this amendment, the credit line limit is reduced the last day of each quarter until the agreement terminates September 30, 2000. The credit commitment reductions effective at each quarter end under the amended agreement, as of September 30, 1998, are shown below, subject to further reductions based on property sales:

                                           COMMITMENT
EFFECTIVE DATE                             REDUCTION
--------------                             ----------
December 31, 1998........................  $  100,000
March 31, 1999...........................     100,000
June 30, 1999............................     200,000
September 30, 1999.......................     200,000
December 31, 1999........................     100,000
March 31, 2000...........................     100,000
June 30, 2000............................     200,000
September 30, 2000.......................   1,000,000

     The loan is secured by all of the Company's real property. Two closed locations were sold in October 1998, and the commitment limit was subsequently reduced by 60% of the net proceeds. The maximum loan commitment will be further reduced by all proceeds from subsequent real estate sales, equally reducing the final scheduled commitment reduction.

     The Loan Agreement includes various financial covenants. One financial covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed established targets during each three-month period, beginning December 31, 1998. Cash capital expenditures are limited to $650,000 each fiscal year. Cash dividends are limited to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million.

     Due to the operating losses (as defined by the Loan Agreement) incurred by the Company in the quarters ended March 31 and June 30, 1998, the Company violated various loan covenants. The Company also exceeded the Loan Agreement capital expenditure limit for the 1998 fiscal year. The bank has subsequently granted permanent waivers for these covenant violations. The Company was in compliance with all other loan covenants at September 30, 1998.

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

     The Company paid a dividend of $.015 per share on December 9, 1997. Future cash dividends are prohibited by the Loan Agreement until the Company achieves an earnings target, and will also depend on earnings, financial position, capital requirements and other relevant factors.

  Operatory Results for Fiscal 1997 Compared to Fiscal 1996

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

     The Company adopted a restructuring plan in the quarter ended March 31, 1997. Under the plan, the Company closed seven low sales restaurants on April 15, 1997, and disposed of its interest in the Mexico operations effective May 31,1997. Those eight locations contributed $2,854,000 in sales in 1997, versus $5,512,000 in 1996, a difference of $2,658,000. Each closed unit had been producing far below company average sales per unit.

     Sales decreased $4,530,000 in 1997 due to the store closings and same store sales declines in the first three fiscal quarters. Same-store sales were down 2.8% in fiscal 1997 compared with a decrease of 7.8% in fiscal 1996. The price increases and restructuring steps helped raise average sales for restaurants open throughout 1997 to $1,123,000, up 1.5% over 1996.

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

     The Company included coupons, frequent diner cards and other discounts in its marketing tactics. Discounts rose to 2.9% and 2.2% of sales for the quarter and year ended September 30, 1997, compared with 1.4% and 1.2% of sales for the same periods in 1996.

     No new restaurants were opened in fiscal 1997.

     Food cost was down 0.7% of sales for the fourth quarter of fiscal 1997 versus the same period in 1996 due to the 1997 fourth quarter price increase. Food cost was up 0.6% of sales for the year. Meat cost was up 0.4% and 0.8% for the fourth quarter and year of 1997 compared with the same periods in 1996.

     Labor and related expenses were up 1.5% and 0.5% of sales for the fourth quarter and year 1997, respectively, compared with the same periods in 1996. The benefits from 1997 adjustments to employment-related insurance reserves were more than offset by the effects of lower sales and wage rate inflation.

     The Company benefited from reductions to the workers' compensation and Voluntary Employee Injury Benefit (VEIB) Plan insurance reserves of $500,000 in the third quarter and $558,000 in the second quarter of 1997. The reduction of VEIB Plan reserves recognized the benefits from effective risk and case management, based on closing out claim years 1990 through 1992. After removing the benefit from the VEIB Plan and workers' compensation credits, labor costs were 37.9% of sales for the fourth quarter and 39.3% for 1997.

     Labor costs in 1996 benefited from a $128,000 refund of prior year health insurance payments and a $125,000 reduction in VEIB Plan reserves in the second and third quarters, plus fourth quarter reserve reductions of $82,000 for the VEIB Plan and $80,000 for workers' compensation. Without these benefit cost adjustments, labor costs were 37.3% and 37.8% of sales for the fourth quarter and year of 1996.

     After removing the benefit of the above adjustments from all quarters and years, labor costs were up 0.6% and 1.5% of sales for the fourth quarter and year 1997 versus the same periods for 1996. Although the Company has had success with its loss control and risk management programs, the gains from adjustment of reserves should be considered one-time gains which may not be repeated in the future.

     Labor and related expenses were up for 1997 due to higher restaurant salaries and wages caused by wage rate inflation and lower sales. Health insurance costs were up 0.2% over 1996 due to inflation and the refund benefit in 1996. Lower profitability in 1997 reduced store bonuses 0.2% of sales compared with 1996. The Company augmented its primary restaurant management bonus programs with additional bonus programs for restaurant service and management personnel to provide additional incentives for excellent service.

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

     Restaurant operating expenses include occupancy costs, which rose 0.6% of sales in 1997 due equally to higher maintenance costs, property taxes and rent on lower sales. Restaurant supplies and other operating expenses each rose 0.2% of sales. These increases were partially offset by reductions of 0.3% of sales for marketing, and 0.2% of sales for restaurant general and administrative costs.

     The Company spent $1,591,000, 2.4% of sales, and $1,908,000, 2.7% of sales, on marketing in fiscal 1997 and 1996, respectively. Due to its strategic shift from broadcast media to more local store marketing, the Company spent $953,000 less for advertising media, but $276,000 more for marketing research and consulting, plus $187,000 more for promotions.

     The price increase and the restructuring helped reduce fourth quarter restaurant operating expenses 1.4% of sales in 1997. Utilities were down 0.3% of sales, marketing was down 0.6% of sales, supplies were down 0.4% and other operating costs were down 0.4% of sales. These were partially offset by the 0.4% increase in fourth quarter occupancy costs.

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

     The Company recorded asset impairment and restructuring charges of $5,066,000 in the quarter ended March 31, 1997. This charge included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge also included $1,538,000 to reserve for exit costs of locations closed under the restructuring plan adopted in the quarter ended March 31, 1997. The rest of the restructuring charges consisted of a $455,000 loss from recognition of the Cumulative Foreign Currency

Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

     The Company realized net gains on sale of assets of $256,000 and $141,000 in fiscal 1997 and 1996, respectively. Long-lived assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell.

     In 1997, interest expense was $192,000 lower than in 1996. Outstanding debt decreased from $3,641,000 on September 30, 1996 to $2,479,000 on September 30, 1997. As outstanding debt decreased, interest expense declined, from $84,000 in the fourth quarter of 1996 to $58,000 in the fourth quarter of 1997.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation", became effective for the Company for the 1997 fiscal year. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earning per share (see Note 6 to the consolidated financial statements).

  Provision for Income Taxes for 1997 Compared to 1996

     The effective tax rate in fiscal 1997 was a benefit of 28.2% of the total loss before income taxes, compared to a benefit of 24.6% for fiscal 1996. These effective rates include the results of Mexico operations, which commenced in fiscal 1996, and for which no tax benefit was recognized. As detailed in Note 5 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to the effects of state income taxes, federal employer tax credits and the results of foreign operations.

     Significant current and deferred income tax benefits were recognized for 1997, resulting primarily from the asset impairments, restructuring charges and operating losses. Income taxes receivable and deferred tax assets were recorded for these benefits based on tax loss carry back opportunities and the Company's long history of and expected future taxable income. The income tax receivable of $538,000 was received in March 1998.

     Net deferred tax assets increased $1,288,000 in 1997. The increase was due mainly to the federal net operating loss (NOL) carryforward, accrued reserves to exit closed stores and tax-book differences for fixed assets. These increases were partially offset by the reduction of insurance reserves, and the $783,000 increase in the valuation allowance to offset federal and state NOL carryforwards more likely than not to expire before realization. Note 5 to the consolidated financial statements identifies the components of the deferred tax assets and liabilities.

     The deferred federal tax assets totaled $4,511,000 at September 30, 1997. Of that amount, $1,983,000 was a federal NOL carryforward which expires September 30, 2012, and $416,000 were employer tax credits which expire in fiscal years 2009 through 2012. The valuation allowance was increased $671,000 in 1997 to provide for the federal portion of the NOL carryforward which might not be realized. No other assets relating to federal income taxes had expiration dates.

     State deferred tax assets were a net $464,000 after subtracting the related valuation allowance at September 30, 1997. The valuation allowance was increased $111,000 in 1997 to provide for state NOL carryforwards likely to expire before being realized. State NOL carryforwards which expire on the fiscal yearend 1998 through 2002 represented $149,000 of those deferred tax assets, net of the related valuation allowances. Another $167,000 in deferred tax assets, net of related valuation allowances, were based on state NOL carryforwards which expire in fiscal years 2003 through 2012. The remaining $148,000 of state deferred tax assets do not have expiration dates.

     Net deferred tax assets decreased $186,000, to $3,017,000 from September 30, 1995 to September 30, 1996. The decrease was due mainly to the reversal of tax-book differences for fixed assets and the realization of tax benefits as store exit costs were actually paid. These decreases were partially offset by the tax loss, which increased the federal alternative minimum tax carryforwards and the state NOL carryforwards. The valuation allowance was increased to $43,000 from $25,000 based on the expectation that not all the state NOL carryforwards will be realized before they expire.

     Current and deferred income tax benefits were recognized in 1996, resulting primarily from operating losses. The federal income tax refund receivable September 30, 1996 of about $180,000 was received in February 1997.

  Liquidity and Capital Resources for 1997 Compared to 1996

     The Company's current ratio was 0.43 to 1 at September 30, 1997 compared with 0.39 to 1 at September 30, 1996. The increase was due to a $321,000 reduction in current accrued insurance costs plus the $284,000 increase in cash equivalents and $352,000 increase in income taxes receivable. The current ratio had decreased during fiscal 1996 mainly because about $1.2 million received for income taxes receivable plus about $1 million in cash at September 30, 1995 was applied primarily to reduce long-term debt.

     Operating activities provided net cash of $882,000 in fiscal 1997 compared with $4,657,000 in 1996. Significant non-cash expenses led to net losses in both years, even though operations generated positive cash flow.

     Investing activities provided $622,000 cash during 1997. The Company realized $1,081,000 in proceeds from asset sales, including the Tucson land and building. The Company spent $459,000 cash to remodel three existing restaurants, install computer point-of-sale systems in two restaurants, and provide routine capital replacements. No new restaurants were opened or under construction in fiscal 1997.

     Under the restructuring plan formulated in the quarter ended March 31, 1997, the Company closed seven restaurants on April 15, 1997 and disposed of its interest in the Mexico venture. Units closed included five leased locations in Texas and two owned locations in Arizona. The Company provided estimated restructuring reserves to exit those locations. The Company sold the land and buildings for the closed Arizona restaurants in September 1997 and October 1998.

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

     Financing activities used $1,217,000 and $5,291,000 in 1997 and 1996, respectively, mainly to reduce debt and pay dividends. The Company applied $1,162,000 and $5,226,000 in cash to debt reduction in 1997 and 1996, respectively.

     The Company's Loan Agreement with a bank reduced the revolving credit line limit from $6,483,000 at September 30, 1996 to $2,962,000 at September 30, 1997.
The Company had $920,000 of credit available under the line at September 30, 1997.

     The Company paid dividends of $.015 per share on December 10, 1996 and again on June 10, 1997.

  Seasonality

     The Company's business is seasonal. Traditionally, sales are higher in summer months, when students are not attending school.

  Impact of Inflation

     In the restaurant business, food, labor, and labor-related expenses are the major cost factors that effect profits. Many of the Company's employees are paid wages related to the statutory minimum wage and any increase in the minimum wage would increase the Company's cost. Also, most of the Company's leases require the payment of percentage rentals based on revenues, which along with taxes, repairs and maintenance, utilities and insurance are subject to inflation. The Company expects to be able to offset the effects of inflation through occasional price increases and savings due to volume purchasing.

     The federal minimum wage increased $.50 per hour effective October 1, 1996, and further increased $.40 per hour effective September 1, 1997. The Company implemented price increases in July and September 1997 and April 1998 to offset the labor cost increases due to higher minimum wage levels and wage rate inflation.

  Impact of Year 2000

     Some computer hardware and software use only two digits to identify the year in date information. If not corrected, such systems could fail when processing dates for the year 2000 or later. The Company is in the process of evaluating its risk and the related costs of updating its computer hardware and software to properly process year 2000 and later dates.

     The Company has identified all significant hardware and applications that it believes will require modification to provide Year 2000 processing compliance. Internal and external resources are being used to make the required modifications and test Year 2000 processing. The key Company systems for which Year 2000 problems might pose a significant risk are the Company's restaurant point-of-sale (POS) register systems and the Company's corporate accounting system. The Company plans to complete the testing process of all significant applications by September 30, 1999. If some of these systems are not Year 2000 capable by September 30, 1999, there are a number of alternate systems available in the marketplace which have been designed to be Year 2000 capable.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company may be vulnerable to third-party Year 2000 problems. However, there can be no guarantee that the systems of other companies will be converted timely, or that a failure to convert by another company will not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

  Other Uncertainties and Trends

     The Company has been notified by Nasdaq that its common stock will be subject to de-listing from the Nasdaq National Market effective December 30, 1998 if it is unable to satisfy Nasdaq requirements for continued listing. The two key Nasdaq standards in question require common stock listed on the National Market to maintain a market value of public float of at least $5 million and a minimum share price of at least $1.

     If necessary, the Company plans to appeal the de-listing to Nasdaq, but there is significant doubt about the Company's ability to satisfy the minimum public float standard for National Market listing within the period provided by Nasdaq. The Company is therefore planning to request that its common stock be listed on the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will approve the Company's listing on the SmallCap Market.

     The SmallCap Market requires a minimum public float of $1 million and a minimum share price of $1. The Company's market value of public float is currently well over $1 million. The price per share of its common stock has fluctuated above and below $1 during the quarters ended September 30 and December 31, 1998.

     To address the minimum share price standard, the Company's Board of Directors has authorized a one-for-three reverse stock split. The reverse split is subject to shareholders' approval at the Company's annual shareholders meeting on January 27, 1999. If approved, it is anticipated that the reverse split will help establish a price per common share over $1. The actual price will be determined by the market, and there can be no assurances that the Company's common stock will meet the standards for continued listing on either the Nasdaq National or SmallCap Markets.

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

  Special Note Regarding Forward-Looking Information

     Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant concept changes, plans to sell assets, ability to service debt and satisfy loan covenants, unit growth, future capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 24.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of Registrant

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of the Company is set forth under the caption THE BOARD OF DIRECTORS appearing on page 2 of the Company's Proxy Statement dated December 22, 1998, and is incorporated herein by reference.

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

     (c) Compliance with Section 16(a) of the Exchange Act

     Information as to the compliance of the Company's directors and executive officers with Section 16(a) of the Exchange Act is set forth under the caption
Section 16(a) Beneficial Ownership Reporting Compliance, appearing on page 4 of the Company's Proxy Statement dated December 22, 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers, stock options and transactions with management is set forth under the captions EXECUTIVE COMPENSATION, COMPENSATION OF DIRECTORS, AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES, REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS and TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on pages 5 through 10 of the Company's Proxy Statement dated December 22, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and nominees for directors and officers as of December 11, 1998, and the amount of such shares with respect to which certain of the directors or nominees and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF DECEMBER 10, 1998, appearing on page 3 of the Company's Proxy Statement dated December 22, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the captions INDEBTEDNESS OF MANAGEMENT and TRANSACTIONS WITH MANAGEMENT AND OTHERS appearing on pages 7 and 10 of the Company's Proxy Statement dated December 22, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement
         Schedules -- see Index to Consolidated Financial Statements and Schedules on page 24.

         3.  Exhibits Required by Item 601 of Regulation S-K

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997(21)
   10(aa)    --   Amendment Number One to Pancho's Mexican Buffet, Inc. 1992 Stock Option Plan(22)
   10(ab)    --   Eighth Amendment to Revolving Credit and Term Loan Agreement, dated November 3,
                  1998 -- filed herewith
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith

---------------

 (1)  Filed with the Commission as an Exhibit to Form S-1
      Registration Statement No. 2-32378 -- such Exhibits are incorporated herein by reference.
 (2)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K as amended on Form 8 for the year ended September 30, 1981 -- such Exhibits are incorporated herein by reference.
 (3)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1982 -- such Exhibit is incorporated herein by reference.
 (4)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1983 -- such Exhibits are incorporated herein by reference.
 (5)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1984 -- such Exhibits are incorporated herein by reference.
 (6)  Filed with the Commission as an Exhibit to Form 8-A
      Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
 (7)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1986 -- such Exhibits are incorporated herein by reference.
 (8)  Filed with the Commission as an Exhibit to Form S-2
      Registration Statement No. 33-14484 on May 22, 1987 -- such
      Exhibit is incorporated herein by reference.
 (9)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1988 -- such Exhibits are incorporated herein by reference.
(10)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1990 -- such Exhibits are incorporated herein by reference.
(11)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1991 -- such Exhibits are incorporated herein by reference.
(12)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.
(22) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1997 -- such Exhibits are incorporated herein by reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

(c)  Exhibits required by Item 601 of Regulation S-K.

     See (a)(3) above.

(d)  Financial Statement Schedules for Form 10-K.

     All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998

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

Independent Auditors' Report................................  F-18

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents.................................  $   546,000    $   429,000
  Accounts and notes receivable, current portion............      184,000        222,000
  Income taxes receivable...................................                     538,000
  Inventories...............................................      473,000        539,000
  Prepaid expenses..........................................      443,000        117,000
  Deferred income taxes.....................................                     670,000
                                                              -----------    -----------
          Total current assets..............................    1,646,000      2,515,000
                                                              -----------    -----------
Property, Plant and Equipment:
  Land......................................................    1,867,000      2,795,000
  Buildings.................................................    6,885,000      9,013,000
  Leasehold improvements....................................   17,472,000     21,072,000
  Equipment and furniture...................................   22,965,000     26,115,000
  Construction in progress..................................                      15,000
                                                              -----------    -----------
          Total.............................................   49,189,000     59,010,000
  Less accumulated depreciation and amortization............  (33,136,000)   (33,323,000)
                                                              -----------    -----------
          Property, plant and equipment -- net..............   16,053,000     25,687,000
                                                              -----------    -----------
Other Assets:
  Land and buildings held for sale..........................    2,380,000        500,000
  Deferred income taxes.....................................                   3,635,000
  Other, including noncurrent portion of receivables........      339,000        521,000
                                                              -----------    -----------
          Total other assets................................    2,719,000      4,656,000
                                                              -----------    -----------
          Total.............................................  $20,418,000    $32,858,000
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 1,227,000    $ 1,569,000
  Debt classified as current................................      490,000        192,000
  Accrued wages and bonuses.................................    1,420,000      1,478,000
  Accrued insurance costs, current..........................    1,150,000      1,022,000
  Other current liabilities.................................    1,864,000      1,528,000
                                                              -----------    -----------
          Total current liabilities.........................    6,151,000      5,789,000
                                                              -----------    -----------
Other Liabilities:
  Long-term debt............................................    1,761,000      2,287,000
  Accrued insurance costs, non-current......................    2,417,000      2,107,000
  Restructuring reserves, non-current.......................      365,000        406,000
                                                              -----------    -----------
          Total other liabilities...........................    4,543,000      4,800,000
                                                              -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
  Common stock, $.10 par value (Authorized 20,000,000
     shares. Issued 4,414,123 and 4,397,559 shares,
     respectively. Outstanding 4,348,723 and 4,389,159
     shares, respectively.).................................      441,000        440,000
  Additional paid-in capital................................   18,661,000     18,633,000
  Retained earnings (accumulated deficit)...................   (9,085,000)     3,499,000
  Stock notes receivable....................................     (225,000)      (290,000)
  Treasury stock at cost (65,400 and 8,400 shares,
     respectively)..........................................      (68,000)       (13,000)
                                                              -----------    -----------
          Stockholders' equity..............................    9,724,000     22,269,000
                                                              -----------    -----------
          Total.............................................  $20,418,000    $32,858,000
                                                              ===========    ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------------
                                                             1998          1997          1996
                                                         ------------   -----------   -----------
Sales..................................................  $ 64,146,000   $66,957,000   $71,487,000
                                                         ------------   -----------   -----------
Costs and Expenses:
  Food costs...........................................    17,413,000    18,792,000    19,681,000
  Restaurant labor and related expenses................    25,606,000    25,235,000    26,561,000
  Restaurant operating expenses........................    14,904,000    15,799,000    16,508,000
  Depreciation and amortization........................     2,808,000     3,426,000     3,949,000
  General and administrative expenses..................     5,013,000     5,160,000     5,067,000
  Asset impairment and restructuring charges...........     6,601,000     5,066,000
                                                         ------------   -----------   -----------
          Total........................................    72,345,000    73,478,000    71,766,000
                                                         ------------   -----------   -----------
Operating income (loss)................................    (8,199,000)   (6,521,000)     (279,000)
Interest expense.......................................      (212,000)     (348,000)     (540,000)
Other, including interest income.......................       198,000       303,000       269,000
                                                         ------------   -----------   -----------
Earnings (loss) before income taxes....................    (8,213,000)   (6,566,000)     (550,000)
Income tax expense (benefit)...........................     4,305,000    (1,850,000)     (135,000)
                                                         ------------   -----------   -----------
Net earnings (loss)....................................  $(12,518,000)  $(4,716,000)  $  (415,000)
                                                         ============   ===========   ===========
Net earnings (loss) per share, basic and diluted.......  $      (2.85)  $     (1.07)  $      (.09)
                                                         ============   ===========   ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             CUMULATIVE
                                                                                RETAINED       FOREIGN
                                            COMMON STOCK        ADDITIONAL      EARNINGS      CURRENCY          TREASURY STOCK
                                       ----------------------     PAID-IN     (ACCUMULATED   TRANSLATION   ------------------------
                                         SHARES      AMOUNT       CAPITAL       DEFICIT)     ADJUSTMENT      SHARES       AMOUNT
                                       ----------   ---------   -----------   ------------   -----------   ----------   -----------
Balance, September 30, 1995..........   4,397,559   $ 440,000   $18,633,000   $ 8,894,000     $(449,000)                $
  Net loss...........................                                            (415,000)
  Dividends, $.03 per share..........                                            (132,000)
  Payments received on stock notes...
  Foreign currency translation
    adjustment.......................                                                            13,000
                                       ----------   ---------   -----------   -----------     ---------    ----------   -----------
Balance, September 30, 1996..........   4,397,559     440,000    18,633,000     8,347,000      (436,000)
  Net loss...........................                                          (4,716,000)
  Dividends, $.03 per share..........                                            (132,000)
  Realization of foreign currency
    translation adjustment...........                                                           436,000
  Treasury stock acquired............                                                                           8,400       (13,000)
  Payments and writeoffs on stock
    notes............................
                                       ----------   ---------   -----------   -----------     ---------    ----------   -----------
Balance, September 30, 1997..........   4,397,559     440,000    18,633,000     3,499,000            --         8,400       (13,000)
  Net loss...........................                                         (12,518,000)
  Dividends, $.015 per share.........                                             (66,000)
  Treasury stock acquired............                                                                          57,000       (55,000)
  Payments received on stock notes...
  Stock issued.......................      16,564       1,000        28,000
                                       ----------   ---------   -----------   -----------     ---------    ----------   -----------
Balance, September 30, 1998..........   4,414,123   $ 441,000   $18,661,000   $(9,085,000)    $                65,400   $   (68,000)
                                       ==========   =========   ===========   ===========     =========    ==========   ===========

                                         STOCK
                                         NOTES
                                       RECEIVABLE
                                          FROM      STOCKHOLDERS'
                                        OFFICERS       EQUITY
                                       ----------   -------------
Balance, September 30, 1995..........  $(530,000)    $26,988,000
  Net loss...........................                   (415,000)
  Dividends, $.03 per share..........                   (132,000)
  Payments received on stock notes...     67,000          67,000
  Foreign currency translation
    adjustment.......................                     13,000
                                       ---------     -----------
Balance, September 30, 1996..........   (463,000)     26,521,000
  Net loss...........................                 (4,716,000)
  Dividends, $.03 per share..........                   (132,000)
  Realization of foreign currency
    translation adjustment...........                    436,000
  Treasury stock acquired............                    (13,000)
  Payments and writeoffs on stock
    notes............................    173,000         173,000
                                       ---------     -----------
Balance, September 30, 1997..........   (290,000)     22,269,000
  Net loss...........................                (12,518,000)
  Dividends, $.015 per share.........                    (66,000)
  Treasury stock acquired............                    (55,000)
  Payments received on stock notes...     65,000          65,000
  Stock issued.......................                     29,000
                                       ---------     -----------
Balance, September 30, 1998..........  $(225,000)    $ 9,724,000
                                       =========     ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings (loss)..............................  $(12,518,000)  $ (4,716,000)  $   (415,000)
                                                     ------------   ------------   ------------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation and amortization.................     2,808,000      3,426,000      3,949,000
     Provision (benefit) for deferred income
       taxes.......................................     4,305,000     (1,288,000)       186,000
     Impairment of long-lived assets...............     5,681,000      3,033,000
     Provision for restructuring reserves..........       920,000      1,538,000
     Realization of foreign currency translation
       adjustment..................................                      455,000
     Loss on writeoff of stock notes receivable....                       83,000
     Gain on sale of assets........................      (153,000)      (256,000)      (141,000)
     Stock compensation to outside directors.......        29,000
     Changes in operating assets and liabilities:
       Accounts and notes receivable...............        (6,000)         9,000        216,000
       Income taxes receivable.....................       538,000       (352,000)     1,041,000
       Inventories, prepaid expenses and other
          assets...................................      (231,000)       181,000        389,000
       Accounts payable and accrued expenses.......        79,000       (272,000)      (353,000)
       Restructuring reserves......................      (658,000)      (959,000)      (349,000)
     Other.........................................                                     134,000
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................       794,000        882,000      4,657,000
Cash Flows From Investing Activities:
  Property additions...............................      (697,000)      (459,000)      (689,000)
  Proceeds from sale of assets.....................       261,000      1,081,000        278,000
                                                     ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities.............................      (436,000)       622,000       (411,000)
Cash Flows From Financing Activities:
  Short-term borrowings, net.......................       298,000         40,000        (10,000)
  Long-term borrowings.............................    19,706,000     28,583,000     28,676,000
  Repayments of long-term borrowings...............   (20,232,000)   (29,785,000)   (33,892,000)
  Dividends paid...................................       (66,000)      (132,000)      (132,000)
  Payments on officer stock notes receivable.......        53,000         77,000         67,000
                                                     ------------   ------------   ------------
          Net cash used in financing activities....      (296,000)    (1,217,000)    (5,291,000)
Effect of Foreign Exchange Rate Change on Cash.....                       (3,000)        (9,000)
                                                     ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................       117,000        284,000     (1,054,000)
Cash and Cash Equivalents at Beginning of Year.....       429,000        145,000      1,199,000
                                                     ------------   ------------   ------------
Cash and Cash Equivalents at End of Year...........  $    546,000   $    429,000   $    145,000
                                                     ============   ============   ============
Supplemental Information:
  Income taxes paid and (refunds received), net....  $   (541,000)  $   (170,000)  $ (1,348,000)
  Interest paid, net of capitalized amounts........       206,000        306,000        533,000
  Treasury stock acquired as reduction of
     receivables...................................        55,000         13,000

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Pancho's Mexican Buffet, Inc. and its subsidiaries (the Company). Effective May 31, 1997, the Company abandoned its interest in a Mexican partnership. That partnership owned 73% of a Mexican subsidiary which operated a restaurant in Guadalajara, Mexico. The minority interest balance in that subsidiary was reduced to zero by the minority partner's interest in the operating losses of the joint venture. All material intercompany balances and transactions have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is provided for buildings and equipment on a straight-line basis over the following estimated service lives:

Buildings...................................................  25 to 30 years
Equipment and furniture.....................................  3 to 10 years

     Leasehold improvements are amortized over the term of the lease or the life of the improvement, whichever is shorter.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. No interest was capitalized in 1998, 1997 or 1996.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the operating unit level.

     An asset or group of assets is deemed to be impaired if a forecast of undiscounted future cash flows (excluding interest expense) directly related to the asset(s), including disposal value if any, is less than the carrying amount(s). If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Considerable management judgment is necessary to estimate cash flows and expected fair values. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

     Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Assets held for sale are not depreciated.

PREOPENING COSTS

     Preopening costs are expensed as incurred.

EARNINGS (LOSS) PER SHARE

     The Company adopted SFAS No. 128, "Earnings per Share," in fiscal 1998. This standard replaced previous generally-accepted accounting principles for computing and disclosing earnings per share (EPS) information. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

     The weighted average outstanding shares were 4,395,000, 4,396,000 and 4,398,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Due to the net loss, the Company's potential common shares are antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same. At September 30, 1998, there were 306,400 options outstanding which represented potential common shares which could be dilutive in the future. Earnings (loss) per share reported for the quarters and years ended September 30, 1997 and 1996 did not change due to the adoption of SFAS No. 128.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

     Cash flows from the Company's Mexican operations were calculated based on the new peso, in accordance with SFAS No. 95, "Statement of Cash Flows." As a result, for 1997 and 1996, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line in the consolidated statement of cash flows.

STOCK-BASED COMPENSATION

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS No. 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 6).

NEW ACCOUNTING STANDARDS

     SFAS No. 130 -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income," which is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presenting comprehensive income in the financial statements. Management believes that the adoption of this statement will not impact the Company's financial statements.

     SFAS No. 131 -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company operates as a single business segment, and accordingly, this standard will not affect the Company's future disclosures.

2. OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Accrued taxes other than income taxes.......................  $1,030,000   $1,049,000
Restructuring reserves......................................     649,000      346,000
Other.......................................................     185,000      133,000
                                                              ----------   ----------
          Total.............................................  $1,864,000   $1,528,000
                                                              ==========   ==========

3. LONG-TERM DEBT

     The Company has a revolving credit and term loan agreement (Loan Agreement) with a bank. In November 1998, the Company and the bank agreed to amend the Loan Agreement commitment reduction schedule and covenants, effective September 30, 1998. Under this amendment, the credit line limit is reduced the last day of each quarter until the agreement terminates on September 30, 2000. The credit commitment

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES reductions effective at each quarter end under the amended agreement, as of September 30, 1998, are shown below, subject to further reductions based on property sales:

                                          COMMITMENT
EFFECTIVE DATE                            REDUCTION
--------------                            ----------
December 31, 1998                         $  100,000
March 31, 1999                               100,000
June 30, 1999                                200,000
September 30, 1999                           200,000
December 31, 1999                            100,000
March 31, 2000                               100,000
June 30, 2000                                200,000
September 30, 2000                         1,000,000

     The loan is secured by all of the Company's real property. Two closed locations were sold in October 1998, and the commitment level was subsequently reduced by 60% of the net proceeds. The maximum loan commitment will be further reduced by all proceeds from subsequent real estate sales, equally reducing the final scheduled commitment reduction.

     The Loan Agreement includes various financial covenants. One financial covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed established targets during each three-month period, beginning December 31, 1998. Cash capital expenditures are limited to $650,000 each fiscal year. Cash dividends are limited to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million.

     Due to the operating losses (as defined by the Loan Agreement) incurred by the Company in the quarters ended March 31 and June 30, 1998, the Company violated various loan covenants. The Company also exceeded the Loan Agreement capital expenditure limit for the 1998 fiscal year. The bank has subsequently granted a permanent waiver for these covenant violations. The Company was in compliance with all other loan covenants at September 30, 1998.

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

     The current portion of bank debt of $332,000 and $42,000 is included in debt classified as current at September 30, 1998 and 1997, respectively. The non-current amount was $1,400,000 and $2,000,000 at September 30, 1998 and 1997, respectively.

     Interest is payable monthly at a variable rate equal to the bank's prime rate plus a margin of 0 to 1% or, after the Company meets certain earnings goals, rates based upon the London Interbank Offering Rate. The interest rate effective at September 30, 1998 was 9.25%. The Company pays a commitment fee of
 3/8 of 1 percent annually on the unused portion of the credit line.

     Notes payable were issued in fiscal 1998, 1997 and 1996 to buy out the remaining lease terms of certain closed locations. The long-term portion of those notes was $361,000 and $287,000 at September 30, 1998 and 1997, respectively. The current portion of $158,000 and $150,000 is included in debt classified as current at September 30, 1998 and 1997, respectively. The effective interest rates range from 5.9% to 6.9%, with payments due monthly through November 2001.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The combined maturities of Company debt, as of September 30, 1998, subject to accelerated maturity based on property sales, are listed below:

YEARS ENDING
SEPTEMBER 30,
-------------
1999........................................................  $  490,000
2000........................................................   1,542,000
2001........................................................     107,000
2002........................................................      54,000
2003........................................................      50,000
Later years.................................................       8,000
                                                              ----------
                                                              $2,251,000
                                                              ==========

4. OPERATING LEASES

     The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2007, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

     The minimum aggregate annual rentals required under operating leases in effect at September 30, 1998, exclusive of maintenance, taxes, etc., were as follows:

YEARS ENDING
SEPTEMBER 30,
-------------
   1999...................................................................  $2,363,000
   2000...................................................................   1,859,000
   2001...................................................................   1,437,000
   2002...................................................................   1,081,000
   2003...................................................................     751,000
   Later years............................................................   1,046,000
                                                                            ----------
             Total........................................................  $8,537,000
                                                                            ==========

     The composition of total yearly rental expense for operating leases is:

                                                             SEPTEMBER 30,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Minimum rentals................................  $2,625,000    $2,528,000    $2,533,000
Contingent rentals.............................     190,000       188,000       216,000
Less: Sublease rentals.........................     (13,000)      (33,000)      (31,000)
                                                 ----------    ----------    ----------
          Total................................  $3,014,000    $2,683,000    $2,718,000
                                                 ==========    ==========    ==========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

5. INCOME TAXES

     Income tax expense (benefit) consists of:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                     1998         1997         1996
                                                  ----------   -----------   ---------
Current:
  U.S. federal..................................  $            $  (572,000)  $(321,000)
  State.........................................                    10,000
                                                  ----------   -----------   ---------
     Combined current...........................          --      (562,000)   (321,000)
Deferred:
  U.S. federal..................................   3,802,000    (1,326,000)     81,000
  State.........................................     503,000        38,000     105,000
                                                  ----------   -----------   ---------
     Combined deferred..........................   4,305,000    (1,288,000)    186,000
                                                  ----------   -----------   ---------
       Income tax expense (benefit).............  $4,305,000   $(1,850,000)  $(135,000)
                                                  ==========   ===========   =========

     The income tax benefit differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to the net loss before income taxes as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                 -------------------------------------
                                                    1998          1997         1996
                                                 -----------   -----------   ---------
Expected tax at federal statutory rate of
  34%..........................................  $(2,792,000)  $(2,232,000)  $(187,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance................    7,314,000       782,000      18,000
  Tax effect of abandonment of foreign
     operations................................                   (305,000)
  State income tax provision (benefit), net of
     federal income tax effect.................     (137,000)      (63,000)     69,000
  Tax effect of employer tax credits...........      (90,000)      (45,000)    (44,000)
  Eliminate tax benefit from losses of foreign
     operations................................                                 76,000
  Adjustment for prior year tax refunds
     received..................................                      6,000    (135,000)
  Other differences............................       10,000         7,000      68,000
                                                 -----------   -----------   ---------
          Total................................  $ 4,305,000   $(1,850,000)  $(135,000)
                                                 ===========   ===========   =========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
Deferred tax assets:
  Current:
     Restructuring costs, current...........................  $   232,000    $  112,000
     Accrued vacation pay...................................      140,000       140,000
     Accrued insurance cost, current........................      401,000       418,000
     Current valuation allowance............................     (773,000)
                                                              -----------    ----------
       Current deferred tax asset, net of valuation
        allowance...........................................           --       670,000
                                                              -----------    ----------
  Noncurrent:
     Accrued insurance costs................................      853,000       860,000
     Federal net operating loss carryforwards (expire
      2012-2013)............................................    3,057,000     1,983,000
     Noncurrent restructuring costs.........................      141,000       149,000
     Alternative minimum tax carryforward...................      383,000       383,000
     State net operating loss carryforwards (expire
      1999 -- 2013).........................................      464,000       464,000
     Property, plant and equipment..........................    2,201,000       453,000
     Federal employer tax credits (expire 2009 -- 2013).....      515,000       416,000
     Noncurrent valuation allowance.........................   (7,366,000)     (825,000)
                                                              -----------    ----------
       Noncurrent deferred tax asset, net of valuation
        allowance...........................................      248,000     3,883,000
                                                              -----------    ----------
Deferred tax liabilities:
  Noncurrent:
     Basis difference in note receivable....................      248,000       248,000
                                                              -----------    ----------
          Total non-current deferred tax liabilities........      248,000       248,000
                                                              -----------    ----------
          Net non-current deferred income taxes.............  $        --    $3,635,000
                                                              ===========    ==========

     Net deferred tax assets increased $3.0 million to $8.4 million in the year ended September 30, 1998, due mainly to increases in the federal net operating loss (NOL) carryforward and temporary book-tax differences resulting from the impairment and restructuring charges taken in 1998. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. The tax benefit of $3.0 million was offset by the $7.3 million increase in the valuation allowance, resulting in tax expense of $4.3 million for fiscal 1998.

     The valuation allowance currently offsets the full amount of the deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company returns to profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and NOL carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

     The federal NOL carryforward was $3,033,000 and $5,959,000 for 1998 and 1997, respectively. The 1997 federal NOL carryforward included a loss related to the foreign operations. Due to the Company's recognition of these foreign losses, previous losses which were treated as permanent differences were reclassified as temporary differences in 1997 and included in the 1997 federal NOL carryforward.

     The valuation allowance is required to reduce deferred tax assets to the amount that will more likely than not be realized. In 1997, the valuation allowance was increased $671,000 to offset the increased federal NOL

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES carryforward and $111,000 for state NOL carryforwards. The valuation allowance was increased $18,000 in 1996 for state NOL carryforwards.

6. STOCKHOLDERS' EQUITY

STOCK NOTES RECEIVABLE

     In April 1992, the Company sold 104,500 shares of common stock to certain officers in exchange for notes receivable in the amount of $758,000, the balance of which is shown in the balance sheet as a deduction from stockholders' equity. The notes bear interest at 7.83%, are payable in ten equal annual installments plus interest and are secured by the common stock. The shares were sold at the quoted market price on the day of sale.

     In fiscal 1997, the Company recognized expense of $83,000 to write off the excess of stock notes receivable over the market value of stock collateral held for two former employees for which the receivable balances were considered uncollectable. One of those employees returned the stock collateral in fiscal 1997, the other in fiscal 1998, which provided 15,400 and 8,400 shares of treasury stock reflected on the balance sheet at September 30, 1998 and 1997, respectively.

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

STOCK OPTIONS

     The Company's stock option plans authorize the grant of options to purchase common stock to directors, officers, employees and consultants of the Company at prices not less than the fair market value of the stock at dates of grant. Outstanding options become exercisable cumulatively in four or five equal annual installments

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES commencing one year from date of grant and expire ten years from the date of grant. Options may be granted through November 5, 2002.

     On January 28, 1998, at the Annual Meeting of Stockholders, the stockholders of the Company approved Amendment Number One to the 1992 Stock Option Plan. This amendment increased the number of shares which the Company may sell pursuant to options under the plan to 600,000 shares, from 400,000 shares. The amendment also increased the annual option grant to non-employee directors to 4,000 shares each from 2,000 shares each.

     Summary information on stock option activity is shown below.

                                     1998                         1997                         1996
                          --------------------------   --------------------------   --------------------------
                                        WEIGHTED-                    WEIGHTED-                     RANGE OF
                           NUMBER        AVERAGE        NUMBER        AVERAGE        NUMBER        EXERCISE
                          OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES       PRICES
                          ---------   --------------   ---------   --------------   ---------   --------------
Outstanding on October
  1.....................   404,600        $ 9.82        407,350        $10.13        586,650    $3.19 - $15.25
Granted.................    16,000          2.06         10,000          2.06         10,000              2.63
Exercised...............
Forfeited/expired.......  (114,200)         9.45        (12,750)        13.69       (189,300)    5.88 -  11.38
                          --------                     --------                     --------
Outstanding
  September 30..........   306,400          9.56        404,600          9.82        407,350      2.63 - 15.25
                          --------                     --------                     --------
Exercisable
  September 30..........   273,400         10.34        306,600         10.05        236,638      2.63 - 15.25
                          --------                     --------                     --------
Common shares reserved
  and available for
  grant September 30....   320,750                       62,750                       67,750
                          --------                     --------                     --------

     For shares outstanding at September 30, 1998:

                                          WEIGHTED-       WEIGHTED-AVERAGE
                            NUMBER         AVERAGE           REMAINING
RANGE OF EXERCISE PRICES   OF SHARES    EXERCISE PRICE     LIFE IN YEARS
------------------------   ---------    --------------    ----------------
$ 2.06 to $ 3.19.........    37,000         $ 2.34              8.2
$ 6.00 to $ 7.00.........    13,000           6.23              5.6
$ 7.25 to $ 8.38.........    40,400           7.81              3.8
$10.50 to $11.38.........   216,000          11.32              5.1
                            -------         ------              ---
$ 2.06 to $11.38            306,400         $ 9.56              5.3
                            -------         ------              ---

     The weighted-average fair value of options granted was $1.00 per share in 1998 and 1997. The pro forma effects of reporting stock options using the fair value approach under SFAS No. 123 are shown below.

YEAR ENDED SEPTEMBER 30       1998           1997          1996
-----------------------   ------------    -----------    ---------
Net loss
  As reported...........  $(12,518,000)   $(4,716,000)   $(415,000)
  Pro forma.............   (12,528,000)    (4,722,000)    (418,000)
Net loss per share
  As reported...........         (2.85)         (1.07)        (.09)
  Pro forma.............         (2.85)         (1.07)        (.09)

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.

                                                              1998    1997    1996
                                                              ----    ----    ----
Dividend yield..............................................   0.0%    1.0%    1.0%
Expected volatility.........................................  50.0%   55.0%   55.0%
Risk free interest rates....................................   5.5%    6.3%    5.3%
Expected life in years......................................     5       5       5

ANNUAL STOCK GRANT TO NON-EMPLOYEE DIRECTORS

     Under the 1998 Restricted Stock Plan for Non-employee Directors, effective in January 1998, non-employee directors of the Company are granted $2,500 of common stock quarterly, based on the market price on the date of grant. The value of shares granted and recognized as directors' compensation was $29,000 in 1998.

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

     Coverage under the VEIB Plan is provided by the Company and through excess liability insurance, which provides coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 1998, 1997, and 1996 include provisions for estimated expenses of the VEIB Plan of $440,000, $557,000, and $854,000, respectively.

BONUS PLANS

     The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $480,000, $233,000, and $417,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

     The Company has a bonus plan for corporate officers as a group based on stipulated operating results. Under this plan, no corporate officer bonuses were paid for the years ended September 30, 1998, 1997 and 1996.

     An additional bonus plan compensates certain officers employed by the Company for the annual principal and interest payments on the stock notes receivable from officers (see Note 6). Under this plan, the Company recognized compensation expense of $124,000, $130,000 and $148,000 in fiscal years 1998, 1997 and 1996, respectively.

STOCK PURCHASE PLAN

     The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

Company contributions vest immediately. Contributions are invested in common stock of the Company by a brokerage firm. The Company recognized expenses for contributions to the plan of $15,000, $23,000, and $36,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company makes occasional sales of supplies and equipment to the family-owned restaurant operations of the Chairman of the Company. Sales amounts were $5,000, $7,000, and $7,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

     The Chairman of the Company and the family-owned restaurant operations, collectively, were indebted to the Company in the amount of $58,000 and $88,000 on September 30, 1998 and 1997, respectively. Payments on this receivable balance in 1998 include 50,000 shares of Company common stock taken into Treasury Stock in September 1998. This indebtedness includes the loan to purchase Company stock (see Note 6 regarding officer stock notes receivable, secured by Company stock), trade receivables for sales to the family-owned restaurant operations, and other advances. The balance at September 30, 1998 was secured by 40,000 shares of Company stock, in addition to the stock collateral under the officer stock note agreement.

     The Company purchases food products manufactured by a Company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $1,839,000, $2,728,000, and $2,714,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The same vendor purchased items from the Company in the amount of $53,000, $75,000, and $81,000 in 1998, 1997 and 1996, respectively. This vendor also leases the company's cold-storage facilities. The lease term including options runs through October 31, 2000, and represented $60,000 of annual rental revenue for the company in fiscal 1998, 1997 and 1996.

     The Company and a former non-employee director were involved in a joint venture to operate a restaurant in Mexico. The Company invested $2,377,000 in its Mexican subsidiaries and operations related to the venture. The joint venture subsidiaries are included in the Company's consolidated financial statements. A company owned by this non-employee director received fees from the joint venture for management services of $36,000 and $48,000 in fiscal 1997 and 1996, respectively. Due to operating losses and negative cash flows for the Mexico operations, the Company transferred its interest in the Mexico operations to its joint venture partner effective May 31, 1997. The Company believes this was the most appropriate method of exiting the Mexico market under the available circumstances.

9. COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with four executives which call for payment of salaries and benefits at or above current levels throughout the contract periods. Those agreements expire in December 2001.

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

10. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

     In the quarter ended June 30, 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets at 13 locations and its intent to close and dispose of nine locations. The Company initially estimated asset impairment charges of $6,049,000 for 22 restaurant locations, including one previously closed and held for sale. In the 1998 fourth quarter, the Company reversed $368,000 of the impairment charge for land and buildings held for sale, primarily based on the sale of one of the properties completed in October 1998 for significantly more than the previously estimated fair value less cost

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES to sell. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

     The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closures, plus one previously closed, included company-owned land and buildings which the Company plans to sell. Those five owned sites are shown on the balance sheet as land and buildings held for sale.

     The Company paid $658,000 and $959,000 in 1998 and 1997, respectively, against restructuring reserves, primarily lease and related expenses and exit costs. Sales for the nine restaurants closed under the 1998 restructuring plan were $932,000 and $6,832,000, respectively, for the quarter and year ended September 30, 1998. Sales for those units totaled $2,175,000 and $7,962,000, respectively, for the quarter and year ended September 30, 1997.

     In the quarter ended March 31, 1997, the Company established a restructuring plan which included closing seven underperforming restaurants, disposing of the Mexico joint venture, impairing four other restaurants and increasing the reserves for lease buyout for two previously closed locations.

     The Company recorded asset impairment and restructuring charges of $5,066,000 to execute the 1997 restructuring plan. Under the plan, the Company recognized $4,988,000 in asset impairment and restructuring charges in the quarter ended March 31, 1997, and $78,000 more in the quarter ended June 30, 1997. The charges included $3,033,000 for the impairment of land, buildings, leasehold improvements and equipment, determined in accordance with SFAS No.
121. The charge also included $1,538,000 to reserve for exit costs of closed locations. The rest of the charge consisted of a $455,000 loss from the recognition of the Cumulative Translation Adjustment for disposal of the Mexico venture, plus $40,000 to record a valuation allowance for deferred tax assets unlikely to be realized due to the closing of two Arizona locations under the restructuring.

     Under the 1997 plan, the Company closed seven U.S. locations on April 15, 1997. The Company has written off its entire investment and transferred its interest in the Mexico venture effective May 31, 1997 to its joint venture partner, a former non-employee director of the Company.

     Sales for the seven closed locations plus the Mexico operation were $2,854,000 and $5,512,000 for fiscal years 1997 and 1996, respectively.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments as of September 30, 1998. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies.

     The Company's financial instruments under SFAS No. 107 include: accounts receivable, notes receivable, notes payable, accounts payable and long-term debt. The Company has estimated that the carrying amounts of accounts receivable, notes payable and accounts payable approximate fair value due to the short-term maturities of these instruments. Notes receivable bear interest at a rate that approximates the current market rate, therefore, the carrying value approximates the fair value. In addition, because the Company's long-term bank debt bears interest at rates which float with market rates, the Company has estimated that the carrying amount of its long-term debt also approximates its fair value.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       YEAR ENDED SEPTEMBER 30, 1998
                                             -------------------------------------------------
                                                         QUARTER ENDED
                                             --------------------------------------
                                              12/31     3/31       6/30      9/30      TOTAL
                                             -------   -------   --------   -------   --------
Sales......................................  $15,675   $16,128   $ 16,783   $15,560   $ 64,146
Operating income (loss)....................     (472)     (347)    (7,769)      389     (8,199)
Net earnings (loss)........................     (298)     (246)   (12,365)      391    (12,518)
Net earnings (loss) per share..............    (0.07)    (0.05)     (2.82)     0.09      (2.85)

                                                        YEAR ENDED SEPTEMBER 30, 1997
                                               -----------------------------------------------
                                                           QUARTER ENDED
                                               -------------------------------------
                                                12/31     3/31      6/30      9/30      TOTAL
                                               -------   -------   -------   -------   -------
Sales........................................  $16,574   $16,585   $16,745   $17,053   $66,957
Operating income (loss)......................     (939)   (5,638)     (124)      180    (6,521)
Net earnings (loss)..........................     (674)   (4,087)      (80)      125    (4,716)
Net earnings (loss) per share................    (0.15)    (0.93)    (0.02)     0.03     (1.07)

                                                        YEAR ENDED SEPTEMBER 30, 1996
                                               -----------------------------------------------
                                                           QUARTER ENDED
                                               -------------------------------------
                                                12/31     3/31      6/30      9/30      TOTAL
                                               -------   -------   -------   -------   -------
Sales........................................  $17,460   $17,915   $18,005   $18,107   $71,487
Operating income (loss)......................     (510)       65       259       (93)     (279)
Net earnings (loss)..........................     (356)      (37)      121      (143)     (415)
Net earnings (loss) per share................     (.08)     (.01)      .03      (.03)     (.09)

---------------

 (1) Fourth quarter 1998 results include a pre-tax benefit of $368,000 to reverse third quarter impairment charges on land and buildings held for sale.

 (2) Fourth quarter 1998 results include a pre-tax benefit of $113,000 to reduce insurance reserves for workers' compensation and general liability claims.

 (3) Third quarter 1998 results include pre-tax asset impairment and restructuring charges of $6,969,000.

 (4) Third quarter 1998 results include income tax expense of $4,305,000 to provide a valuation allowance for deferred tax assets net of deferred tax liabilities.

 (5) Second quarter 1998 results include a pre-tax benefit of $212,000 to reduce general liability insurance reserves.

 (6) Third quarter 1997 includes pre-tax asset impairment and restructuring charges of $78,000.

 (7) Third quarter 1997 results include a pre-tax benefit of $500,000 to reduce insurance reserves for workers' compensation and the Voluntary Employee Injury Benefit (VEIB) Plan.

 (8) Second quarter 1997 includes pre-tax asset impairment and restructuring charges of $4,988,000.

 (9) Second quarter 1997 results include a pre-tax benefit of $558,000 to reduce insurance reserves for workers' compensation and the VEIB Plan.

(10) Fourth quarter 1996 results include a pre-tax benefit of $162,000 to reduce insurance reserves for workers' compensation and the VEIB Plan.

(11) Third quarter 1996 results include a pre-tax benefit of $179,000 to reduce insurance reserves for the VEIB Plan and to reduce expenses for the employee health insurance plan.

(12) Second quarter 1996 results include a pre-tax benefit of $74,000 to reduce expenses for the employee health insurance plan.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.:

     We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Fort Worth, Texas
November 13, 1998

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

December 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
                  /s/ JESSE ARRAMBIDE, III                              December 11, 1998
------------------------------------------------------------
  Jesse Arrambide, III, Chairman of the Board of Directors

                     /s/ HOLLIS TAYLOR                                  December 11, 1998
------------------------------------------------------------
  Hollis Taylor, President and Chief Executive Officer and
                          Director
               (Principal Executive Officer)

                     /s/ W. BRAD FAGAN                                  December 11, 1998
------------------------------------------------------------
   Brad Fagan, Vice President, Treasurer, Chief Financial
  Officer and Assistant Secretary (Principal Financial and
                    Accounting Officer)

                   /s/ SAMUEL L. CARLSON                                December 11, 1998
------------------------------------------------------------
                Samuel L. Carlson, Director

                     /s/ ROBERT L. LIST                                 December 11, 1998
------------------------------------------------------------
                  Robert L. List, Director

                       /s/ DAVID ODEN                                   December 11, 1998
------------------------------------------------------------
                    David Oden, Director

                     /s/ TOMAS ORENDAIN                                 December 11, 1998
------------------------------------------------------------
                  Tomas Orendain, Director

                   /s/ GEORGE N. RIORDAN                                December 11, 1998
------------------------------------------------------------
                George N. Riordan, Director

                 /s/ RUDOLPH RODRIGUEZ, JR.                             December 11, 1998
------------------------------------------------------------
              Rudolph Rodriguez, Jr., Director

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997(21)
   10(aa)    --   Amendment Number One to Pancho's Mexican Buffet, Inc. 1992 Stock Option Plan(22)
   10(ab)    --   Eighth Amendment to Revolving Credit and Term Loan Agreement, dated November 3,
                  1998 -- filed herewith
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith
   28        --   Not applicable

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

 (4)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1983 -- such Exhibits are incorporated herein by reference.
 (5)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1984 -- such Exhibits are incorporated herein by reference.
 (6)  Filed with the Commission as an Exhibit to Form 8-A
      Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
 (7)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1986 -- such Exhibits are incorporated herein by reference.
 (8)  Filed with the Commission as an Exhibit to Form S-2
      Registration Statement No. 33-14484 on May 22, 1987 -- such
      Exhibit is incorporated herein by reference.
 (9)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1988 -- such Exhibits are incorporated herein by reference.
(10)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1990 -- such Exhibits are incorporated herein by reference.
(11)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1991 -- such Exhibits are incorporated herein by reference.
(12)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.
(22) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1997 -- such Exhibits are incorporated herein by reference.