Form 10-K/A
period 1998-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1998-12-23
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

 ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM                TO

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30,
1998:..................................................................4,358,723

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 27, 1998, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The independent auditors' conformed signature was inadvertently omitted from the Independent Auditors' Report in the original filing of the Company's 10-K for the year ended September 30, 1998. Therefore, Part IV, Item 14 is hereby amended to include the conformed signature of the independent auditors on the Independent Auditors' Report on page F-18.

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

Deloitte & Touche LLP

Fort Worth, Texas
November 13, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PANCHO'S MEXICAN BUFFET, INC.

                       By                /s/ W. BRAD FAGAN
                        --------------------------------------------------------
                         Brad Fagan, Vice President, Treasurer, Chief Financial
                        Officer and Assistant Secretary (Principal Financial and
                                         Accounting Officer)

December 22, 1998