Form 10-K/A
period 1998-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1999-01-06
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30,
1998:..................................................................4,358,723

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JANUARY 27, 1998, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Consolidated Statements of Cash Flows (page F-4) inadvertently included an incorrect amount for fiscal year 1998 net cash used in financing activities. Therefore, page F-4 is hereby amended to reflect the correct amount for that line.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings (loss)..............................  $(12,518,000)  $ (4,716,000)  $   (415,000)
                                                     ------------   ------------   ------------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation and amortization.................     2,808,000      3,426,000      3,949,000
     Provision (benefit) for deferred income
       taxes.......................................     4,305,000     (1,288,000)       186,000
     Impairment of long-lived assets...............     5,681,000      3,033,000
     Provision for restructuring reserves..........       920,000      1,538,000
     Realization of foreign currency translation
       adjustment..................................                      455,000
     Loss on writeoff of stock notes receivable....                       83,000
     Gain on sale of assets........................      (153,000)      (256,000)      (141,000)
     Stock compensation to outside directors.......        29,000
     Changes in operating assets and liabilities:
       Accounts and notes receivable...............        (6,000)         9,000        216,000
       Income taxes receivable.....................       538,000       (352,000)     1,041,000
       Inventories, prepaid expenses and other
          assets...................................      (231,000)       181,000        389,000
       Accounts payable and accrued expenses.......        79,000       (272,000)      (353,000)
       Restructuring reserves......................      (658,000)      (959,000)      (349,000)
     Other.........................................                                     134,000
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................       794,000        882,000      4,657,000
Cash Flows From Investing Activities:
  Property additions...............................      (697,000)      (459,000)      (689,000)
  Proceeds from sale of assets.....................       261,000      1,081,000        278,000
                                                     ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities.............................      (436,000)       622,000       (411,000)
Cash Flows From Financing Activities:
  Short-term borrowings, net.......................       298,000         40,000        (10,000)
  Long-term borrowings.............................    19,706,000     28,583,000     28,676,000
  Repayments of long-term borrowings...............   (20,232,000)   (29,785,000)   (33,892,000)
  Dividends paid...................................       (66,000)      (132,000)      (132,000)
  Payments on officer stock notes receivable.......        53,000         77,000         67,000
                                                     ------------   ------------   ------------
          Net cash used in financing activities....      (241,000)    (1,217,000)    (5,291,000)
Effect of Foreign Exchange Rate Change on Cash.....                       (3,000)        (9,000)
                                                     ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................       117,000        284,000     (1,054,000)
Cash and Cash Equivalents at Beginning of Year.....       429,000        145,000      1,199,000
                                                     ------------   ------------   ------------
Cash and Cash Equivalents at End of Year...........  $    546,000   $    429,000   $    145,000
                                                     ============   ============   ============
Supplemental Information:
  Income taxes paid and (refunds received), net....  $   (541,000)  $   (170,000)  $ (1,348,000)
  Interest paid, net of capitalized amounts........       206,000        306,000        533,000
  Treasury stock acquired as reduction of
     receivables...................................        55,000         13,000

                See notes to consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PANCHO'S MEXICAN BUFFET, INC.

                    By                   /s/ W. BRAD FAGAN
                     -----------------------------------------------------------
                        Brad, Fagan, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary (Principal Financial and
                                          Accounting Officer)

January 6, 1999