Form 10-Q
period 1998-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1999-02-01
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q


   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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

				YES    X     NO

Number of shares of Common Stock outstanding as of January 22, 1999: 4,377,769.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

INDEX

                                                           				Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

         	Introduction			                                          1

         	Consolidated Condensed Balance Sheets,
        		December 31, 1998 and September 30,1998		                2

         	Consolidated Condensed Statements of
        		Operations for the Three-Months Ended
        		December 31, 1998 and 1997		                             3

         	Consolidated Condensed Statements of Cash
        		Flows for the Three-Months Ended
        		December 31, 1998 and 1997		                             4

         	Notes to Consolidated Condensed Financial Statements		   5

         	Independent Accountants' Review Report		                 8


  Item 2.	Management's Discussion and Analysis of
        		Financial Condition and Results of Operations		          9


Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no response required)

  Item 4.	Submission of Matters to a Vote of Security Holders
        		(no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		                      16


Signatures				                                                    17

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the Company without audit as of December
31, 1998 and for the three-month periods ended December 31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.

	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of December 31, 1998 and for the three-month periods ended December 31, 1998 and 1997 included herein.

  PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    December 31,    September 30,
                                                        1998            1998
                                                    (unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                      $    671,000    $    546,000
    Accounts and notes receivable - current portion     181,000         184,000
    Inventories                                         454,000         473,000
    Prepaid expenses                                    275,000         443,000
        Total current assets                          1,581,000       1,646,000

Property, plant and equipment:
    Land                                              1,867,000       1,867,000
    Buildings                                         6,885,000       6,885,000
    Leasehold improvements                           17,633,000      17,472,000
    Equipment and furniture                          22,473,000      22,965,000
        Total                                        48,858,000      49,189,000
    Less accumulated depreciation and amortization  (33,049,000)    (33,136,000)
             Property, plant and equipment - net     15,809,000      16,053,000

Other assets:
    Land and buildings held for sale                  1,408,000       2,380,000
    Other, including noncurrent part of receivable      326,000         339,000
        Total other assets                            1,734,000       2,719,000

        Total assets                               $ 19,124,000    $ 20,418,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $    951,000    $  1,227,000
    Debt classified as current                          150,000         490,000
    Accrued wages and bonuses                         1,539,000       1,420,000
    Accrued insurance costs, current                    920,000       1,150,000
    Other current liabilities                         2,056,000       1,864,000
        Total current liabilities                     5,616,000       6,151,000

Other liabilities:
    Long-term debt                                      717,000       1,761,000
    Accrued insurance costs, non-current              2,682,000       2,417,000
    Restructuring reserves, non-current                 261,000         365,000
        Total other liabilities                       3,660,000       4,543,000

Commitments and Contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                        442,000         441,000
    Additional paid-in capital                       18,670,000      18,661,000
    Retained earnings (accumulated deficit)          (8,971,000)     (9,085,000)
    Treasury stock at cost                              (68,000)        (68,000)
    Stock notes receivable                             (225,000)       (225,000)
        Stockholders' equity                          9,848,000       9,724,000

        Total liabilities and stockholders' equity $ 19,124,000    $ 20,418,000


See notes to consolidated condensed financial statements.

  PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (UNAUDITED)


                                                        Three Months Ended
                                                           December 31,
                                                       1998           1997

Sales                                              $13,767,000    $15,675,000

Costs and Expenses:
    Food costs                                       3,680,000      4,153,000
    Restaurant labor and related expenses            5,324,000      6,264,000
    Restaurant operating expenses                    3,060,000      3,715,000
    Depreciation and amortization                      500,000        779,000
    General and administrative expenses              1,196,000      1,236,000
        Total                                       13,760,000     16,147,000

Operating Income (loss)                                  7,000       (472,000)

Interest Expense                                       (17,000)       (49,000)
Other, including interest income                       124,000         81,000

Earnings (loss) before income taxes                    114,000       (440,000)

Benefit for income taxes                                             (142,000)

       Net earnings (loss)                         $   114,000    $  (298,000)


Basic and diluted earnings (loss) per share        $      0.03    $     (0.07)


See notes to consolidated condensed financial statements.

    PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)




                                                        Three Months Ended December
                                                             1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                   $   114,000    $  (298,000)
  Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
     Depreciation and amortization                          500,000        779,000
     Benefit for deferred income taxes                                    (142,000)
     Gain on sale of assets                                (110,000)       (74,000)
     Stock compensation to directors                         10,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                           4,000        (41,000)
      Inventories, prepaid expenses and other assets        183,000       (118,000)
      Accounts payable and accrued expenses                 164,000         41,000
      Restructuring reserves                               (216,000)      (119,000)
        Net cash provided by operating activities           649,000         28,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                       (237,000)      (129,000)
  Proceeds from sale of assets                            1,097,000         95,000
        Net cash provided (used) by investing activities    860,000        (34,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                               (340,000)       120,000
  Long-term borrowings                                    4,520,000      4,141,000
  Repayments of long-term borrowings                     (5,564,000)    (4,274,000)
  Dividends paid                                                           (66,000)
        Net cash used by financing activities            (1,384,000)       (79,000)

Net increase (decrease) in cash and cash equivalents        125,000        (85,000)

Cash and cash equivalents, beginning of period              546,000        429,000

Cash and cash equivalents, end of period                $   671,000    $   344,000

SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized amounts             $    35,000    $    52,000


See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


1.	NET EARNINGS (LOSS) PER SHARE

The Company reports earnings per share under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per
Share."   Because it has potential common shares, the Company
has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

The weighted average outstanding shares were 4,359,000 and 4,389,000 for the three-months ended December 31, 1998 and 1997, respectively. The average price of the Company's common stock for the quarter ended December 31, 1998 was below the strike price of all outstanding options, therefore all the potential common shares were antidilutive and excluded from the earnings per share calculation for that period. Due to the net loss for the first quarter of fiscal 1998, the Company's potential common shares were antidilutive and excluded from the loss per share calculation for that period. Therefore, there was no difference between basic and diluted earnings (loss) per share in either quarter. At December 31, 1998, there were 306,400 options outstanding which represented potential common shares which could be dilutive in the future.


2.	LONG-TERM DEBT

The Company has a revolving credit and term loan agreement (Loan Agreement) with a bank. In November 1998, the Company and the bank agreed to amend the Loan Agreement commitment reduction schedule and covenants, effective September 30, 1998. Under this amendment, the credit line limit is reduced the last day of each quarter until the agreement terminates September 30, 2000. The credit commitment reductions effective at each quarter end under the amended agreement are shown below, subject to further reductions based on property sales:

                					 Commitment
	Effective Date_       Reduction

	March 31, 1999			      $100,000
	June 30, 1999		   	     200,000
	September 30, 1999	     200,000
	December 31, 1999	      100,000
	March 31, 2000		  	     100,000
	June 30, 2000		   	     200,000
	September 30, 2000	     414,000


The loan is secured by all of the Company's real property. Two closed locations were sold in October 1998, and the commitment limit was consequently reduced by 60% of the net proceeds. The maximum loan commitment must, as required by the agreement, be further reduced by all proceeds from subsequent real estate sales.

The Loan Agreement includes various financial covenants. One financial covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed established targets during each fiscal quarter. Cash capital expenditures are limited to $650,000 each fiscal year. Cash dividends are limited to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million. The Company was in compliance with these and all other loan covenants at December 31, 1998.

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

At December 31, 1998, the Company had $914,000 of credit available under the bank line of credit.


3.	INCOME TAXES

In the quarter ended June 30,1998, the Company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the Company's net losses for that quarter and the previous three years.

The net deferred tax assets were reduced by $41,000 in the quarter ended December 31, 1998 due to the recognition of net earnings for the quarter. The valuation allowance was reduced by the same amount to match the net deferred tax asset balance. Accordingly, the Company recognized no net tax expense or benefit in the quarter ended December 31, 1998. At December 31, 1998, the valuation allowance offset the full amount of net deferred tax assets.

Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 1998 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP


Fort Worth, Texas
January 22, 1999

PART I.  FINANCIAL INFORMATION


Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations


Financial Condition

As of December 31, 1998, the Company's current ratio was 0.3 to 1, unchanged from September 30, 1998. Like many restaurant chains, the Company maintains a current ratio well below 1.0. Most of its current liabilities, primarily accounts payable and accrued payroll costs, flow through operations and roll over rather than being reduced to zero in subsequent periods. The Company keeps a low cash balance and draws on its line of credit only as needed.

In the quarter ended December 31, 1998, cash and cash equivalents increased $125,000, compared with a decline of $85,000 in the quarter ended December 31, 1997.

Operating activities provided $649,000 and $28,000 in the quarters ended December 31, 1998 and 1997, respectively. The increase in fiscal 1999 is due primarily to the $412,000 improvement in operating results.

Investing activities in the 1999 quarter contributed $860,000 in cash, due to $1,097,000 of proceeds from sale of assets, mainly from the sale of land and buildings of two closed locations. Sale proceeds were partially-offset by the investment of $237,000 in capital additions. Capital additions included $123,000 to remodel an existing restaurant in Fort Worth as a test site for developing a revitalized restaurant format. Cash used for investing activities was limited to $34,000 in the first quarter of 1998.

Management plans to invest more to develop an updated restaurant format in 1999, including the remodel of other existing restaurants for further testing. No new restaurants were opened in the first quarter of 1999 or fiscal year 1998, and none are currently planned, as management intends to focus on improving sales and profitability of existing restaurants, reducing debt and updating the concept. Capital expenditures to remodel existing restaurants and to install restaurant computer systems will continue within the constraint of available operating cash flow and the loan agreement restrictions (see Note 2 to the consolidated condensed financial statements). The Company may also enter into lease agreements to acquire restaurant computer systems.

The Company has land and buildings held for sale carried at $1.4 million, consisting of three closed restaurant sites. The Company has a sale contract on one of those properties, the sale is scheduled to be finalized in February 1999. Any surplus of proceeds over outstanding debt may be used by the Company to finance its restaurant revitalization program.

Financing activities consumed $1,384,000 in the quarter ended December 31, 1998, as cash generated by operations and real estate sales was mostly applied to debt reduction. In the same quarter last year, $79,000 was used for financing activities, mainly to pay dividends.

The Company has a revolving credit and term loan agreement (Loan Agreement) with a bank. In November 1998, the Company and the bank agreed to amend the Loan Agreement commitment reduction schedule and covenants, effective September 30, 1998. Under this amendment, the credit line limit is reduced the last day of each quarter until the agreement terminates September 30, 2000. The credit commitment reductions effective at each quarter end under the amended agreement are shown below, subject to further reductions based on property sales:

 	                  Commitment
	Effective Date      Reduction

	March 31, 1999			    $100,000
	June 30, 1999			      200,000
	September 30, 1999    200,000
	December 31, 1999			  100,000
	March 31, 2000		      100,000
	June 30, 2000			      200,000
	September 30, 2000    414,000


The loan is secured by all of the Company's real property. Two closed locations were sold in October 1998, and the commitment limit was consequently reduced by 60% of the net proceeds. The maximum loan commitment must, as required by the agreement, be further reduced by all proceeds from subsequent real estate sales.

The Loan Agreement includes various financial covenants. One covenant requires the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed established targets during each fiscal quarter. Cash capital expenditures are limited to $650,000 each fiscal year. Cash dividends are limited to $150,000 per fiscal year, and are prohibited until the Company achieves trailing 12-months EBITDA of at least $3 million. The Company was in compliance with these and all other loan covenants at December 31, 1998.

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

At December 31, 1998 the Company had $914,000 of credit available under the bank line of credit.

In October 1997, the Company's board of directors declared a $.015 per common share semi-annual cash dividend, which was paid
December 9, 1997.   No other dividends have been paid since
then. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.


Results of Operations

Same-store sales were virtually unchanged, at $287,000 and $288,000 for the quarters ended December 31, 1998 and 1997, respectively. Total sales were down $1.9 million due to the closing of nine restaurants in July and August 1998 under the restructuring plan adopted in fiscal 1998. Average sales increased 4.3%, to $287,000, due to the closing of lower volume restaurants under the 1998 restructuring.

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

Customer discounts were 3.8% and 2.8% of sales for the quarters ended December 31, 1998 and 1997, respectively. Discounting tactics are used to increase customer frequency and attract new customer trials.

The Company is committed to developing a revitalized restaurant format offering a more profitable balance of sales and operating margins. This revitalization program includes changing its menu offerings and recipes, modifying menu pricing, improving operating efficiency, reducing labor costs and updating its
restaurant design.   A restaurant consulting firm has been
engaged to assist in this program.

The Company began testing some elements of its revitalization program in December 1998 at one of the Company's Fort Worth restaurants. It is too early to determine the results of this initial development phase. During 1999, the Company plans to expand and diversify its testing program to other restaurants. The Company plans to finance this program with the cash flow from operations and the proceeds from sales of land and buildings of closed restaurant sites, after meeting its debt reduction obligations.

Food cost rose 0.2% of sales in the quarter ended December 31, 1998 compared with the same quarter last year. The use of more expensive dessert bar items and a price increase in non-alcoholic beverages were partially-offset by lower costs for meats and dry goods.

Restaurant labor and related expenses were down 1.3% of sales, due to the benefit of the 1998 closings of lower volume restaurants, lower bonus expense, and labor cost control efforts. This improvement was achieved despite a 4% increase in average hourly wage rates.

Restaurant operating expenses include occupancy costs, utilities, maintenance expense, supplies, restaurant marketing and other costs. These costs decreased 1.5% of sales for the first quarter of 1999 versus the same period last year. Many of these costs do not vary directly with sales volume, so closing lower sales restaurants helped lower this expense as a percentage of sales. Most significantly, utilities, occupancy costs, non-food supplies and maintenance expenses declined as a percentage of sales due to this relationship. Restaurant marketing and promotion expenses were 0.5% of sales less than the prior year quarter, primarily due to reductions in marketing research and consulting costs.

Due to the fiscal 1998 impairment of fixed assets and the closure of nine restaurants, depreciation and amortization decreased $279,000 for the quarter ended December 31, 1998 compared to the prior year quarter.

For the quarter, general and administrative expenses increased
0.8% of sales due to lower total sales, despite lower spending of $40,000.

Debt reductions facilitated by property sales reduced interest expense to $17,000 for the first quarter of fiscal 1999 compared to $49,000 for the same period last year.

In the quarter ended June 30,1998, the Company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the Company's net losses for that quarter and the previous three years.

The net deferred tax assets were reduced by $41,000 in the quarter ended December 31, 1998 due to the recognition of net earnings for the quarter. The valuation allowance was reduced by the same amount to match the net deferred tax asset balance. Accordingly, the Company recognized no net tax expense or benefit in the quarter ended December 31, 1998. At December 31, 1998, the valuation allowance offset the full amount of net deferred tax assets.

Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

Stable sales and margin improvements due to the 1998 closing of lower volume restaurants and the reduction of depreciation due to fixed asset impairments helped the Company earn $114,000 in the first quarter of fiscal 1999, compared with a net loss of $298,000 for the same quarter last year. Operating income was $7,000 compared with an operating loss of $472,000 for the quarters ended December 31, 1998 and 1997, respectively. First quarter asset sales boosted other income by $110,000 and $74,000 in 1999 and 1998, respectively. The Company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs.

Market Listing of the Company's Common Stock

On February 11, 1999, Nasdaq will review the Company's written appeal of the de-listing of its common stock from the Nasdaq National Market. The de-listing action was undertaken by Nasdaq due to the failure of the Company's common stock to meet Nasdaq standards for minimum share price and minimum market value of public float. The Company has taken some steps to resolve these issues, but at January 22, 1999, the market value of public float was still below the Nasdaq standard for continued listing of $5 million. There can be no assurance that the Company's common stock will not be de-listed from the Nasdaq National Market after Nasdaq's review of the Company's appeal.

In the event that its stock is de-listed from the National Market, the Company is pursuing admission to the Nasdaq SmallCap Market. Although the Company believes that it satisfies all the standards for moving from the National to the SmallCap Market, there can be no assurance that Nasdaq will admit it to the SmallCap Market if it is de-listed from the National Market.

The SmallCap Market requires a minimum public float of $1 million and a minimum share price of $1. On January 22, 1999, the Company's common stock market value of public float was well over $1 million and its closing share price was $1.125. The price per share has fluctuated above and below $1 during the quarter ended December 31, 1998.

To address the minimum share price standard, the Company's Board of Directors authorized a one-for-three reverse stock split which was approved by shareholders' at the Company's annual shareholders meeting on January 27, 1999. It is anticipated that the reverse split will help maintain a price per common share over $1. The actual price will be determined by the market, and there can be no assurances that the Company's common stock will meet the standards for continued listing on either the Nasdaq National or SmallCap Markets.

Impact of Year 2000

Some computer hardware and software use only two digits to identify the year in date information. If not corrected, such systems could fail when processing dates for the year 2000 or later. The Company is in the process of evaluating its risk and the related costs of updating its computer systems to properly process year 2000 and later dates.



The Company has identified all significant hardware and applications that it believes will require modification to provide Year 2000 processing compliance. Internal and external resources are being used to make the required modifications and test Year 2000 processing. The key Company systems for which Year 2000 problems might pose a significant risk are the Company's restaurant point-of-sale (POS) register systems and the Company's corporate accounting system. The Company plans to complete the testing process of all significant applications by September 30, 1999. If some of these systems are not Year 2000 capable by September 30, 1999, there are a number of alternate systems available which have been designed to be Year 2000 capable.

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

The total cost to the Company of these Year 2000 compliance activities has not been and is not expected to be material to its financial position or results of operations. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

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

Special Note Regarding Forward-Looking Information

Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, plans to sell assets, ability to service debt and satisfy loan covenants, unit growth, capital expenditures, future borrowings, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs.
 The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits Required by Item 601 of Regulation S-K

		Exhibit
		Number

		     2		Not applicable
		     4		Not applicable
		    10		Not applicable
  	   11		Not required--explanation of net earnings (loss) per
          share computation is contained in notes to consolidated
          condensed financial statements.
		    15		Letter re: unaudited interim financial
      				information
		    18		Not applicable
		    19		Not applicable
		    22		Not applicable
		    23		Not applicable
		    24		Not applicable
		    27		Financial Data Schedule

	(b)	Reports on Form 8-K

  			No reports on Form 8-K were filed during the quarter ended
     December 31, 1998

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               		PANCHO'S MEXICAN BUFFET, INC.


	January 28, 1999               	/s/ Hollis Taylor
                                	Hollis Taylor, President and Chief Executive
                                 Officer (Principal Executive Officer)


	January 28, 1999	               /s/ W. Brad Fagan
                                	Brad Fagan, Vice President, Treasurer, Chief
                                 Financial Officer and Assistant Secretary
                                 (Principal Financial and Accounting Officer)