Form 10-Q
period 1999-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 1999-05-14
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

				YES    X     NO

Number of shares of Common Stock outstanding as of April 28,
1999:    1,463,606.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

INDEX
                                                           				Page No.

Part I.  Financial Information

  Item 1.	Financial Statements:

         	Introduction			                                           1

         	Consolidated Condensed Balance Sheets,
        		March 31, 1999 and September 30,1998		                    2

         	Consolidated Condensed Statements of Operations
        		for the Three-Months and Six-Months Ended
        		March 31, 1999 and 1998		                                 3

         	Consolidated Condensed Statements of Cash Flows
        		for the Six-Months Ended March 31, 1999 and 1998		        4

         	Notes to Consolidated Condensed Financial Statements		    5

         	Independent Accountants' Review Report		                  7

  Item 2.	Management's Discussion and Analysis of
        		Financial Condition and Results of Operations		           8

  Item 3.	Quantitative and Qualitative Disclosures About
        		Market Risk (no response required)

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no response required)

  Item 4.	Submission of Matters to a Vote of Security Holders	     13

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		                       14

Signatures				                                                     15

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the company without audit as of March 31, 1999 and for the three-month and six-month periods ended March
31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's annual report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.

	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 1999, and for the three-month and six-month periods ended March 31, 1999 and 1998, included herein.

  PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     March 31,      September 30,
                                                        1999            1998
                                                    (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                      $  1,509,000    $    546,000
    Accounts and notes receivable, current portion      215,000         184,000
    Inventories                                         474,000         473,000
    Prepaid expenses                                    237,000         443,000
        Total current assets                          2,435,000       1,646,000

Property, plant and equipment:
    Land                                              1,867,000       1,867,000
    Buildings                                         6,885,000       6,885,000
    Leasehold improvements                           17,660,000      17,472,000
    Equipment and furniture                          22,119,000      22,965,000
        Total                                        48,531,000      49,189,000
    Less accumulated depreciation and amortization  (33,040,000)    (33,136,000)
             Property, plant and equipment - net     15,491,000      16,053,000

Other assets:
    Land and buildings held for sale                    608,000       2,380,000
    Other, including noncurrent part of receivables     311,000         339,000
        Total other assets                              919,000       2,719,000

            Total assets                           $ 18,845,000    $ 20,418,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $  1,324,000    $  1,227,000
    Debt classified as current                          150,000         490,000
    Accrued wages and bonuses                         1,533,000       1,420,000
    Accrued insurance costs, current                  1,004,000       1,150,000
    Other current liabilities                         1,591,000       1,864,000
        Total current liabilities                     5,602,000       6,151,000

Other liabilities:
    Long-term debt                                      279,000       1,761,000
    Accrued insurance costs, non-current              2,249,000       2,417,000
    Restructuring reserves, non-current                 293,000         365,000
        Total other liabilities                       2,821,000       4,543,000

Commitments and Contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                        148,000         148,000
    Additional paid-in capital                       18,976,000      18,954,000
    Retained earnings (accumulated deficit)          (8,409,000)     (9,085,000)
    Treasury stock at cost                              (68,000)        (68,000)
    Stock notes receivable                             (225,000)       (225,000)
        Stockholders' equity                         10,422,000       9,724,000

        Total liabilities and stockholders' equity $ 18,845,000    $ 20,418,000


See notes to consolidated condensed financial statements.




PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Unaudited)


                                               Three Months Ended              Six Months Ended
                                                    March 31,                        March 31,
                                               1999            1998          1999            1998


Sales                                      $ 14,350,000    $ 16,128,000  $ 28,117,000    $31,830,000

Costs and Expenses:
    Food costs                                3,801,000       4,423,000     7,481,000      8,567,000
    Restaurant labor and related expenses     5,310,000       6,458,000    10,634,000     12,722,000
    Restaurant operating expenses             2,974,000       3,536,000     6,034,000      7,251,000
    Depreciation and amortization               485,000         759,000       985,000      1,538,000
    General and administrative expenses       1,356,000       1,299,000     2,552,000      2,535,000
        Total                                13,926,000      16,475,000    27,686,000     32,622,000

Operating Income (loss)                         424,000        (347,000)      431,000       (819,000)


Interest Expense                                 (5,000)        (65,000)      (22,000)      (114,000)
Other, including interest income                131,000          39,000       255,000        120,000

Earnings (loss) before income taxes             550,000        (373,000)      664,000       (813,000)

Benefit for income taxes                        (12,000)       (127,000)      (12,000)      (269,000)

       Net earnings (loss)                 $    562,000    $   (246,000) $    676,000    $  (544,000)


Basic and diluted earnings (loss)
    per share                              $       0.38    $      (0.17) $       0.46    $     (0.37)

See notes to consolidated condensed financial statements.



PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited)


                                                Six Months Ended March 31,
                                                   1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                          $    676,000    $   (544,000)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                  985,000       1,538,000
     Benefit for deferred income taxes                             (269,000)
     Gain on sale of assets                        (237,000)        (92,000)
     Stock compensation to directors                 22,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                 (32,000)         48,000
      Income taxes receivable                                       538,000
      Inventories, prepaid expenses and other a     212,000        (122,000)
      Accounts payable and accrued expenses        (155,000)        362,000
      Restructuring reserves                       (318,000)       (170,000)
  Net cash provided by operating activities       1,153,000       1,289,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                               (391,000)       (290,000)
  Proceeds from sale of assets                    2,023,000         121,000
  Net cash provided (used)
    by investing activities                       1,632,000        (169,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                       (340,000)        (63,000)
  Long-term borrowings                            6,650,000       8,871,000
  Repayments of long-term borrowings             (8,132,000)     (9,584,000)
  Dividends paid                                                    (66,000)
  Net cash used by financing activities          (1,822,000)       (842,000)

Net increase  in cash and cash equivalents          963,000         278,000

Cash and cash equivalents, beginning of period      546,000         429,000

Cash and cash equivalents, end of period      $   1,509,000    $    707,000

SUPPLEMENTAL INFORMATION:
  Income tax paid and refunds received, net   $      12,000    $    541,000
  Interest paid, net of capitalized amounts          35,000         119,000


See notes to consolidated condensed financial statements.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NET EARNINGS (LOSS) PER SHARE

The company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Because it has potential common shares, the company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

The weighted average outstanding shares were 1,458,974 and 1,455,905 for the three-months and six-months ended March 31, 1999, respectively, and 1,464,666 and 1,464,000 for the same periods in 1998. The average prices of the company's common stock for the quarter and six months ended March 31, 1999 were below the strike price of all outstanding options, therefore all the potential common shares were anti dilutive and excluded from the earnings per share calculation for those periods. Due to the net losses for the quarter and six months ended March 31, 1998, the company's potential common shares were anti dilutive and excluded from the loss per share calculations for those periods. Therefore, there was no difference between basic and diluted earnings (loss) per share among the periods ended March 31, 1999 and 1998. At March 31, 1999, there were 108,974 options outstanding which represented potential common shares which could be dilutive in the future.

2.	LONG-TERM DEBT

In February 1999, the company paid off its outstanding bank debt. In April 1999, the company terminated its revolving credit and term loan agreement with the bank.

The company's remaining long-term debt at March 31, 1999 represents notes payable issued in 1996 - 1998 to buy out remaining lease terms of certain closed locations. The current portion of those notes is included in debt classified as current at March 31, 1999 and September 30, 1998.

3.        INCOME TAXES

In the quarter ended June 30, 1998, the company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.

The net deferred tax assets were reduced by $202,000 and $243,000 for the three and six months ended March 31, 1999 due to the net earnings for those periods. The valuation allowance was reduced by the same amounts to fully offset the net deferred tax asset balance. Accordingly, the company recognized no net tax expense in the quarter and half ended March 31, 1999. The company received a $12,000 tax refund which it reported as income tax benefit in the quarter ended March 31, 1999. At March 31, 1999, the valuation allowance offset the full amount of net deferred tax assets.

Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company maintains profitability, the company may recognize tax benefits for all or a portion of the deferred tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

4.	1-FOR-3 REVERSE STOCK SPLIT

	At the Annual Meeting of Stockholders on January 27, 1999, the stockholders of the company approved a one-for-three reverse stock split for the company's common stock, effective January
27, 1999. All common stock share data and related stock option and earnings per share data in this report has been adjusted to reflect the reverse split. Under the reverse split, the common stock retained its previous par value of $.10 per share after the reverse split. Therefore, the dollar amount of Common stock on the balance sheet was reduced to one-third of its previous balance, and Additional paid-in capital was increased by that dollar amount.



  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 1999 and 1998 and of cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

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

Fort Worth, Texas
April 21, 1999

PART I.  FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial
      		Condition and Results of Operations

Financial Condition

As of March 31, 1999, the company's current ratio was 0.4 to 1, up from 0.3 to 1 on September 30, 1998. Like many restaurant chains, the company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods. The company's cash and cash equivalents balance has increased $963,000 since September 30, 1998.

Operations provided $1.2 million and $1.3 million cash in the six-months ended March 31, 1999 and 1998, respectively. The cash flow from the net profit of $676,000 in the first half of fiscal 1999 was improved by noncash depreciation and amortization of $985,000.

In the first six months of 1999, the company received over $2 million from the sale of three closed restaurant sites and other assets. The company has two other restaurant sites held for sale. The company spent $391,000 for property additions in the first half of 1999, resulting in a net of $1.6 million cash provided by investing activities.

Capital additions of $391,000 in the first half of 1999 included $123,000 to remodel an existing restaurant in Fort Worth as a test site for developing a revitalized restaurant format. The company plans to continue to invest in developing an updated restaurant format and appearance, with the remodel of at least one more test location planned for the summer of 1999. The company also plans to complete an upgrade of its restaurant point-of-sale systems by replacing eight systems in the second half of 1999. The company plans to pay for these development and upgrade projects with cash on hand, operating cash flow and the proceeds from the sale of two closed restaurant sites held for sale. No new restaurants are currently planned as the company continues to test changes to revitalize the restaurant format, and none were added last year.

The company reduced its total debt by $1.8 million in the first six months of 1999, paid off its bank debt in February and terminated the restrictive credit line agreement on that bank debt in April.

The company has not declared a cash dividend in 1999. Future dividends may be declared at the discretion of the company's board of directors.

Results of Operations

Same-store sales rose 1.2% and 0.4% for the three months and six months ended March 31, 1999 compared with the same periods last year. More customer traffic in the quarter just ended and a price increase of about .5% in April 1998 contributed to the increases. Pancho's restaurants near those closed last year reported the most significant volume increases.

Total sales for the quarter and half-year decreased $1.8 million and $3.7 million compared with last year's periods, respectively. The nine units closed under the 1998 restructuring plan accounted for $1.9 million and $3.8 million in sales in the quarter and half-year ended March 31, 1998, respectively.

Average sales for restaurants open throughout the quarter and half-year ended March 31, 1999 grew 5.7% and 5%, to $298,000 and $585,000, respectively, compared with the same periods in 1998. Average sales increased mainly due to the closing of nine lower volume stores in 1998.

The company plans to continue its neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics. Neighborhood marketing strengthens Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. A series of company-wide tactics and existing programs such as the Birthday Club and School Rewards programs complement the local tactics.

In the first half of 1999, the main company promotions have used newspaper inserts to distribute discount coupons. The company plans to continue using newspaper inserts with discounts to increase customer frequency and attract new customer trials. Customer discounts were 4.4% and 4.1% of sales for the quarter and half ended March 31, 1999, compared with 2.6% for the same periods in 1998.

Stable or lower food prices helped the company reduce food cost
0.9% and 0.4% of sales for the current quarter and half-year, respectively, compared with the same periods in fiscal 1998.

The company recognized benefits of $199,000 to reduce employee injury insurance reserves in the quarter ended March 31, 1999. After eliminating that gain, labor and related costs decreased1.6% and 1.5% of sales for the three months and six months ended March 31, 1999, compared with the same periods in 1998. This cost factor declined because labor costs include a semi-fixed element which declines as a percent of sales as sales volume increases. Therefore, closing nine lower volume stores in 1998 helped the company reduce labor as a percentage of sales despite market pressures which caused about 4% hourly wage inflation. If the company is unable to further reduce labor cost factors with management efficiencies and sales growth, or if the minimum wage is increased, the company will consider additional price increases.

Restaurant operating expenses include store marketing, maintenance, supplies, utilities and occupancy costs. Effective case and risk management contributed credits of $50,000 and $212,000 to reduce general liability insurance reserves in the quarters ended March 31, 1999 and 1998, respectively. Excluding those benefits, restaurant operating expenses decreased 2.1% and 1.9% of sales for the three months and six months just ended, respectively. Closing nine lower sales units in 1998 helped reduce the cost-to-sales ratio of this category, particularly for maintenance, utilities and occupancy costs.

Store marketing costs declined 1% of sales for the second quarter of 1999 versus the same period last year. The company spent $89,000 less on direct mail in the 1999 quarter by substituting newspaper inserts for promotions. Spending on marketing consulting and research decreased by about $69,000 as the company limited the involvement of outside marketing consultants.

Restaurant marketing and promotion costs were 2.2% and 2.9% of sales for the first half of 1999 and 1998, respectively. Spending on direct mail declined $152,000 in 1999, partially-offset by $56,000 more spent for newspaper insert promotions. The company also saved about $138,000 on marketing consulting and research compared with the first half of 1998.

Due to the impairment of fixed assets for 22 locations in June
1998, depreciation and amortization decreased $274,000 and $553,000 for the quarter and six-months ended March 31, 1999, respectively, compared to the same 1998 periods.

General and administrative expenses rose 1.3% and 1.1% of sales for the quarter and six months ended March 31, 1998, mainly due to the effect of lower total sales.

In the quarter ended June 30, 1998, the company increased its valuation allowance for deferred tax assets to fully offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.

The net deferred tax assets were reduced by $202,000 and $243,000 in the quarter and half ended March 31, 1999, respectively, due to the net earnings for those periods. The valuation allowance was reduced by the same amounts to fully offset the net deferred tax asset balance of $7,896,000 at March 31, 1999. Accordingly, the company recognized no net tax expense for the quarter and six months ended March 31, 1999.
The company received a $12,000 tax refund which it reported as income tax benefit in the quarter ended March 31, 1999. At March 31, 1999, the valuation allowance offset the full amount of net deferred tax assets.

Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company maintains profitability, the company may recognize tax benefits for all or a portion of the deferred tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.

After excluding gains from reducing insurance reserves from all periods, the company improved operating income by $734,000 and $1,213,000 for the quarter and six months ended March 31, 1999, respectively, from significant losses for the same periods in 1998. The company's future profitability depends on its ability to continue to improve sales and manage costs.

Net earnings improved due to the increase in operating results and greater gains on asset sales. Gains on sale of assets were $127,000 and $237,000 for the quarter and half ended March 31, 1999, compared with $18,000 and $92,000 for the same periods in 1998. Results of asset sales are included in Other, including interest income on the Statement of Operations.

Market Listing of the Company's Common Stock

On March 12, 1999, the market listing of the company's common stock was moved to the Nasdaq SmallCap Market from the Nasdaq
National Market.

Impact of Year 2000

Some computer hardware and software use only two digits to identify the year in date information. If not corrected, such systems could fail when processing dates for the year 2000 (Y2K) or later. The company is in the process of evaluating its risk and the related costs of updating its computer systems to properly process Y2K and later dates.

The company has identified all significant hardware and applications that it believes will require modification to provide Y2K processing compliance. Internal and external resources are being used to make the required modifications and test Y2K processing. The key company systems for which Y2K problems might pose a significant risk are the company's restaurant point-of-sale (POS) register systems and the company's corporate accounting system. The company plans to complete the testing process for all significant applications by September 30, 1999.

The company's stores depend on the POS systems for recording sales data, credit card processing, labor scheduling, time and attendance tracking, and certain order entry and inventory functions. Other technology-dependent functions at the stores are not significant. If the POS software is not fully remediated by December 31, 1999, current contingency plans call for using the existing software, which tests indicate is Y2K capable for the most significant functions. Restaurant management might have to perform labor scheduling manually, as was done for years, and do without certain management reports until complete remediation is achieved.

If the company's corporate accounting system is not fully remediated by October 31, 1999, the current contingency plan calls for the company to acquire alternate accounting software which is certified Y2K compliant. Conversion to new accounting software under such time pressure would increase the company's accounting costs, but would not be expected to affect the operations of the company's restaurants.

 The company has communicated with others with whom it does significant business to determine their Y2K readiness and the extent to which the company may be vulnerable to third-party Y2K
problems.   However, there can be no guarantee that the systems
of other companies will be converted timely, or that a failure to convert by another company will not have a material adverse effect on the company. Any material disruption in utility services or the general economy due to Y2K problems could adversely affect the company's operations.

The total cost to the company of these Y2K compliance activities has not been and is not expected to be material to its financial position, results of operations or cash flows. These costs and the date on which the company plans to complete the Y2K modifications and testing are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

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

Special Note Regarding Forward-Looking Information

Certain statements in this report are forward-looking statements which represent the company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, plans to sell assets, unit growth, future capital expenditures, future borrowings, future cash flows, future results of operations and Year 2000 remediation. The company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; laws and regulations affecting labor and employee benefit costs; and the availability and performance of internal and external Year 2000 remediation resources.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The company held its annual meeting of stockholders on
January 27, 1999. Proxies were solicited by the company pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

(b)	There was no solicitation in opposition to management's
nominees for directors in the proxy statement dated December 22, 1998, and all such nominees were elected, as detailed below.

Name                      				        For    			Withheld
Jesse Arrambide, III				           3,746,991			   69,687
Tomas Orendain				                 3,742,603			   74,075

The following directors were not subject to election at this meeting and their terms continued after the meeting: Hollis
Taylor, Robert L. List, George N. Riordan, Rudolph Rodriguez,
Jr., Samuel L. Carlson and David Oden.

(c)	On October 17, 1998, the board of directors unanimously
approved an amendment to the company's Certificate of Incorporation, subject to stockholders' approval. The proposal for stockholders to approve the amendment was voted on at the annual meeting. The amendment would cause a one-for-three reverse split of the outstanding shares of common stock, but would maintain the authorized number of shares of common stock at 20,000,000 shares and the par value at $.10 per share. The proposal to approve the amendment was approved by a vote of stockholders at the meeting, as detailed below.

Proposal                       For  	 	Against	   	Abstained		Not Voted
Proposed Amendment		        3,250,459		388,273		     27,838		   150,108

No other items were voted on at the annual meeting.

(d)	not applicable.

Item 6.  Exhibits and Reports on Form 8-K

	(a) 	Exhibits Required by Item 601 of Regulation S-K

		Exhibit
		Number

		     2		Not applicable
		     3		Certificate of Amendment to Certificate of Incorporation
		     4		Not applicable
		    10		Not applicable
  	   11		Not required -- explanation of net earnings (loss) per
          share computation is contained in notes to consolidated
          condensed financial statements.
		    15		Letter re: unaudited interim financial
      				information
		    18		Not applicable
		    19		Not applicable
		    22		Not applicable
		    23		Not applicable
		    24		Not applicable
		    27		Financial Data Schedule

	(b)	Reports on Form 8-K

		A report on Form 8-K was filed on February 4, 1999 reporting
the approval 				of the company's shareholders of an amendment
to the company's 				Certificate of Incorporation affecting a
one-for-three reverse stock split 			of the company's common
stock.  No financial statements were filed 				with this 8-K.

		A report on Form 8-K was filed on March 22, 1999 reporting the change to the Nasdaq SmallCap Market from the Nasdaq National
Market for the company's common stock, effective March 12, 1999.
 No financial statements were filed with this 8-K.

		No other reports on Form 8-K were filed in the quarter ended
March 31, 1999.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		PANCHO'S MEXICAN BUFFET, INC.

	May 13, 1999	 /s/ Hollis Taylor
             	 Hollis Taylor, President and Chief Executive Officer (Principal
               Executive Officer)


	May 13, 1999	 /s/ W. Brad Fagan
 	             Brad Fagan, Vice President, Treasurer, Chief Financial Officer
               and Assistant Secretary (Principal Financial and Accounting
               Officer)