Form 10-Q
period 1999-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1999-08-12
CIK 75929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q


   X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999


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

				YES    X     NO


Number of shares of Common Stock outstanding as of August 10,
1999:    1,463,604.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

INDEX
                                               				Page No.
Part I.  Financial Information

  Item 1.	Financial Statements:

	Introduction			                                         1

	Consolidated Condensed Balance Sheets,
		June 30, 1999 and September 30,1998		                  2

	Consolidated Condensed Statements of Operations
		for the Three-Months and Nine-Months Ended
		June 30, 1999 and 1998		                               3

	Consolidated Condensed Statements of Cash Flows
		for the Nine-Months Ended June 30, 1999 and 1998		     4

	Notes to Consolidated Condensed Financial Statements		  5

	Independent Accountants' Review Report		                7

  Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations		        8

  Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk (no response required)

Part II.  Other Information

  Item 1.	Legal Proceedings (no response required)

  Item 2.	Changes in Securities (no response required)

  Item 3.	Defaults Upon Senior Securities (no response required)

  Item 4.	Submission of Matters to a Vote of Security Holders
	(no response required)

  Item 5.	Other Information (no response required)

  Item 6.	Exhibits and Reports on Form 8-K		            13

Signatures				                                          14

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	The consolidated condensed financial statements included herein have been prepared by the company without audit as of June 30, 1999 and for the three-month and nine-month periods ended June
30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's annual report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.



	Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 1999, and for the three-month and nine-month periods ended June 30, 1999 and 1998, included herein.

     PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          June 30,       September 30,
                                                             1999            1998
                                                         (Unaudited)

 ASSETS

 Current assets:
     Cash and cash equivalents                          $  2,158,000    $    546,000
     Accounts and notes receivable, current portion          551,000         184,000
     Inventories                                             473,000         473,000
     Prepaid expenses                                        297,000         443,000
         Total current assets                              3,479,000       1,646,000

 Property, plant and equipment:
     Land                                                  1,868,000       1,867,000
     Buildings                                             6,889,000       6,885,000
     Leasehold improvements                               17,583,000      17,472,000
     Equipment and furniture                              22,040,000      22,965,000
     Construction in progress                                 29,000
         Total                                            48,409,000      49,189,000
     Less accumulated depreciation and amortization      (33,095,000)    (33,136,000)
              Property, plant and equipment - net         15,314,000      16,053,000

 Other assets:
     Land and buildings held for sale                        309,000       2,380,000
     Other, including noncurrent portion of receivables      295,000         339,000
         Total other assets                                  604,000       2,719,000

             Total assets                               $ 19,397,000    $ 20,418,000


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                   $  1,076,000    $  1,227,000
     Debt classified as current                              148,000         490,000
     Accrued wages and bonuses                             1,828,000       1,420,000
     Accrued insurance costs, current                      1,252,000       1,150,000
     Other current liabilities                             1,637,000       1,864,000
         Total current liabilities                         5,941,000       6,151,000

 Other liabilities:
     Long-term debt                                          250,000       1,761,000
     Accrued insurance costs, non-current                  1,297,000       2,417,000
     Restructuring reserves, non-current                     334,000         365,000
         Total other liabilities                           1,881,000       4,543,000

 Commitments and Contingencies

 Stockholders' equity:
     Preferred stock
     Common stock                                            149,000         441,000
     Additional paid-in capital                           18,988,000      18,661,000
     Retained earnings (accumulated deficit)              (7,325,000)     (9,085,000)
     Treasury stock at cost                                  (68,000)        (68,000)
     Stock notes receivable                                 (169,000)       (228,000)
       Stockholders' equity                               11,575,000       9,724,000

         Total liabilities and stockholders' equity     $ 19,397,000    $ 20,418,000


      PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (Unaudited)





                                                        Three Months Ended              Nine Months Ended
                                                        June 30,                          June 30,
                                                              1999            1998          1999            1998


  Sales                                                  $ 14,727,000    $ 16,783,000  $ 42,844,000    $ 48,586,000

  Costs and Expenses:
      Food costs                                            3,877,000       4,668,000    11,358,000      13,244,000
      Restaurant labor and related expenses                 5,425,000       6,685,000    16,059,000      19,407,000
      Restaurant operating expenses                         2,719,000       4,220,000     8,753,000      11,471,000
      Depreciation and amortization                           494,000         737,000     1,479,000       2,275,000
      General and administrative expenses                   1,266,000       1,273,000     3,818,000       3,808,000
      Asset impairment and restructuring charges                            6,969,000                     6,969,000
          Total                                            13,781,000      24,552,000    41,467,000      57,174,000

  Operating Income (loss)                                     946,000      (7,769,000)    1,377,000      (8,588,000)


  Interest Expense                                                            (56,000)      (22,000)       (170,000)
  Other, including interest income                            138,000          34,000       393,000         154,000

  Earnings (loss) before income taxes                       1,084,000      (7,791,000)    1,748,000      (8,604,000)

  Provision (benefit) for income taxes                                      4,574,000       (12,000)      4,305,000

         Net earnings (loss)                             $  1,084,000    $(12,365,000) $  1,760,000    $(12,909,000)


  Basic and diluted earnings (loss) per share            $       0.74    $      (8.44) $       1.21    $      (8.81)




  See notes to consolidated condensed financial statements.

     PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Unaudited)



                                                           Nine Months Ended June 30,
                                                               1999            1998

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                    $  1,760,000    $(12,909,000)
   Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
      Depreciation and amortization                          1,479,000       2,275,000
      Provision for deferred income taxes                                    4,305,000
      Impairment of long-lived assets                                        6,049,000
      Provision for restructuring reserves                                     920,000
      Gain on sale of assets                                  (359,000)       (118,000)
      Stock compensation to directors                           35,000
   Changes in operating assets and liabilities:
       Accounts and notes receivable                             9,000          (2,000)
       Income taxes receivable                                                 538,000
       Inventories, prepaid expenses and other assets          157,000         (35,000)
       Accounts payable and accrued expenses                  (546,000)        618,000
       Restructuring reserves                                 (421,000)       (474,000)
       Other                                                    56,000          65,000
         Net cash provided by operating activities           2,170,000       1,232,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                         (777,000)       (513,000)
   Proceeds from sale of assets                              2,072,000         207,000
       Net cash provided (used) by investing activities      1,295,000        (306,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                 (342,000)      1,091,000
   Long-term borrowings                                      6,650,000      14,126,000
   Repayments of long-term borrowings                       (8,161,000)    (14,792,000)
   Treasury stock acquired                                                     (12,000)
   Dividends paid                                                              (66,000)
       Net cash provided (used) by financing activities     (1,853,000)        347,000

 Net increase  in cash and cash equivalents                  1,612,000       1,273,000

 Cash and cash equivalents, beginning of period                546,000         429,000

 Cash and cash equivalents, end of period                 $  2,158,000    $  1,702,000

 SUPPLEMENTAL INFORMATION:
   Income tax paid and refunds received, net              $     12,000    $    541,000
   Interest paid, net of capitalized amounts              $     37,000    $    161,000


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



The weighted average outstanding shares were 1,463,000 and 1,458,000 for the three-months and nine-months ended June 30, 1999, respectively, and 1,466,000 and 1,465,000 for the same periods in 1998. The average prices of the company's common stock for the quarter and nine months ended June 30, 1999 were below the strike price of all outstanding options, therefore all the potential common shares were anti dilutive and excluded from the earnings per share calculation for those periods. Due to the net losses for the quarter and nine months ended June 30, 1998, the company's potential common shares were anti dilutive and excluded from the loss per share calculations for those periods. Therefore, there was no difference between basic and diluted earnings (loss) per share among the periods ended June 30, 1999 and 1998. At June 30, 1999, there were 108,963 options outstanding which represented potential common shares which could be dilutive in the future.





2.	LONG-TERM DEBT

In February 1999, the company paid off its outstanding bank debt. In April 1999, the company terminated its revolving credit and term loan agreement with the bank.



The company's remaining long-term debt at June 30, 1999 represents notes payable issued in 1996 - 1998 to buy out the leases of certain closed locations. The current portion of those notes is included in debt classified as current at June 30, 1999 and September 30, 1998.





3.        INCOME TAXES

In the quarter ended June 30, 1998, the company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.



The net deferred tax assets were reduced by $396,000 and $639,000 for the three and nine months ended June 30, 1999 due to the net earnings for those periods. The valuation allowance was reduced by the same amounts to fully offset the net deferred tax asset balance. Accordingly, the company recognized no net tax expense in the quarter and nine months ended June 30, 1999. The company received a $12,000 tax refund which it reported as income tax benefit in the quarter ended March 31, 1999. At June 30, 1999, the valuation allowance of $7,500,000 offset the full amount of net deferred tax assets.



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

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Pancho's Mexican Buffet, Inc.:



We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1999 and 1998 and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company's management.



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

July 28, 1999

PART I.  FINANCIAL INFORMATION



Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations





Financial Condition



As of June 30, 1999, the company's current ratio was 0.6 to 1, up from 0.3 to 1 on September 30, 1998. Like many restaurant chains, the company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods. The company's cash and cash equivalents balance has increased $1,612,000 since September 30, 1998.



Operations provided $2.2 million and $1.2 million cash in the nine-months ended June 30, 1999 and 1998, respectively. The cash flow from the net profit of $1,760,000 in the first nine months of fiscal 1999 was improved by noncash depreciation and amortization of $1,479,000, and partially reduced by the payment of accrued liabilities and restructuring reserves.



In the first nine months of 1999, the company received $2.1 million from the sale of three closed restaurant sites and other assets. The company sold another restaurant in late June for which it was paid in July. It has one other closed restaurant site held for sale. The company spent $777,000 for property additions in the first nine months of 1999, resulting in a net $1.3 million cash provided by investing activities.

Capital additions in 1999 include $123,000 to remodel an existing restaurant in Fort Worth as a test site for developing a revitalized restaurant format. The company plans to continue to invest in developing an updated restaurant format and appearance, with the remodel of another test location scheduled to begin in August, 1999. The company plans to pay for remodels and other capital projects with cash on hand, operating cash flow and the proceeds from the sale of closed restaurant sites. No new restaurants are currently planned as the company continues to test changes to revitalize the restaurant format, and none were added last year.

The company reduced its total debt by $1.9 million in the first nine months of 1999, paid off its bank debt in February and terminated the restrictive credit line agreement on that bank debt in April.

The company reduced its accrued insurance costs by $790,000, $248,000 and $212,000 in the quarters ended June 30 and March 31, 1999 and March 31, 1998, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience. The company will continue to evaluate alternatives to reduce its exposure to claims risk and reserve fluctuations.

The company has not declared a cash dividend in 1999. Future dividends may be declared at the discretion of the company's board of directors.



Results of Operations

Same-store sales rose 0.3% and 0.4% for the three months and nine months ended June 30, 1999 compared with the same periods last year. A price increase of about .5% in April 1998 contributed to the year-to-date increase. Also, Pancho's restaurants near those closed last year reported the most significant volume increases.



Total sales for the quarter and nine months decreased $2.1 million and $5.8 million compared with last year's periods, respectively. The nine units closed under the 1998 restructuring plan accounted for $2.1 million and $5.9 million in sales in the quarter and nine months ended June 30, 1998, respectively.



Average sales for restaurants open throughout the quarter and nine months ended June 30, 1999 grew 4.2% and 4.7%, to $306,000 and $891,000, respectively, compared with the same periods in 1998. Average sales increased mainly due to the closing of nine lower volume stores in 1998.



The company plans to continue its neighborhood marketing strategy using company-wide and store-specific neighborhood marketing tactics. Neighborhood marketing strengthens Pancho's ties to each restaurant's immediate community with a portfolio of specific tactics developed for each location. A series of company-wide tactics and existing programs such as the Birthday Club and School Rewards programs complement the local tactics. Additional marketing efforts will be focused in markets which have lagged behind in sales comparisons.

In 1999, the main company promotions have used newspaper inserts to distribute discount coupons. The company plans to continue using newspaper inserts with discounts to increase customer frequency and attract new customer trials. Customer discounts were 5.3% and 4.5% of sales for the quarter and nine months ended June 30, 1999, compared with 6.7% and 4% for the same periods in 1998.

Stable to lower food prices helped the company reduce food cost 1.5% and 0.8% of sales for the current quarter and nine months, respectively, compared with the same periods in fiscal 1998. These cost factors also improved due to the relative efficiencies from closing lower sales volume stores in 1998.



Due to effective risk and claims management, the company recognized benefits of $326,000 and $525,000 to reduce employee injury insurance reserves in the quarter and nine months ended June 30, 1999. After eliminating that gain, labor and related costs decreased 0.7% and 1.2% of sales for the three months and nine months ended June 30, 1999, compared with the same periods in 1998. This cost factor declined because labor costs include a semi-fixed element which declines as a percent of sales as sales volume increases. Therefore, closing nine lower volume stores in 1998 helped the company reduce labor as a percentage of sales. If the company is unable to further reduce labor cost factors with management efficiencies and sales growth, or if the minimum wage is increased, the company will consider additional price increases.



Restaurant operating expenses include store marketing,
maintenance, supplies, utilities and occupancy costs.    Due to
effective case and risk management, the company reduced general liability and insurance reserves by $464,000, $49,000 and $212,000 in the quarters ended June 30, 1999, and March 31, 1999 and 1998, respectively. Excluding those benefits, restaurant operating expenses decreased 3.5% and 2.4% of sales for the three months and nine months just ended, respectively. Closing nine lower sales units in 1998 helped reduce the cost-to-sales ratio of this category, particularly for maintenance, utilities and occupancy costs.



Restaurant marketing and promotion costs decreased 1.6% and 1% of sales for the third quarter and nine months of 1999, respectively, versus 1998. The savings came mainly from reduced outside consulting and market research costs, lower ad media spending and efficiencies from using newspaper inserts rather than direct mail promotions.



Due to the impairment of fixed assets for 22 locations in June
1998, depreciation and amortization decreased $243,000 and $796,000 for the quarter and nine-months ended June 30, 1999, respectively, compared to the same 1998 periods.



General and administrative expenses rose 1% and 1.1% of sales for the quarter and nine months ended June 30, 1999, mainly due to the effect of lower total sales and accrued bonuses based on net earnings.

In the quarter ended June 30, 1998, the company increased its valuation allowance for deferred tax assets to fully offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.



The net deferred tax assets were reduced by $396,000 and $639,000 in the quarter and nine months ended June 30, 1999, respectively, due to the net earnings for those periods. The valuation allowance was reduced by the same amounts to fully offset the net deferred tax asset balance of $7,500,000 at June 30, 1999. Accordingly, the company recognized no net tax expense for the quarter and nine months ended June 30, 1999.
The company received a $12,000 tax refund which it reported as income tax benefit in the quarter ended March 31, 1999. At June 30, 1999, the valuation allowance offset the full amount of net deferred tax assets.



Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company maintains profitability, the company may recognize tax benefits for all or a portion of the deferred tax assets. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2013, and state NOL carryforwards which expire in years 1999 through 2013.



After excluding impairment and restructuring charges and gains from reducing insurance reserves from all periods, the company improved operating income by $956,000 and $2,170,000 for the quarter and nine months ended June 30, 1999, respectively, from significant losses for the same periods in 1998. The company's future profitability depends on its ability to continue to improve sales and manage costs.



Net earnings improved due to the increase in operating results and greater gains on asset sales. Gains on sale of assets were $122,000 and $359,000 for the quarter and nine months ended June 30, 1999, compared with $26,000 and $118,000 for the same periods in 1998. Results of asset sales are included in Other, including interest income on the Statement of Operations.

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



If the company's corporate accounting system is not judged adequately remediated by October 31, 1999, the current contingency plan calls for the company to acquire alternate accounting software which is certified Y2K compliant. Conversion to new accounting software under such time pressure would increase the company's accounting costs, but would not be expected to affect the operations of the company's restaurants.



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



Special Note Regarding Forward-Looking Information

Certain statements in this report are forward-looking statements which represent the company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, plans to sell assets, unit growth, future capital expenditures, future borrowings, future cash flows, claims and payments related to the company's insurance reserves, future results of operations and Year 2000 remediation. The company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the company's insurance reserves and related adjustments to those reserves; laws and regulations affecting labor and employee benefit costs; and the availability and performance of internal and external Year 2000 remediation resources.

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

		No reports on Form 8-K were filed in the quarter ended June
30, 1999.

SIGNATURES







	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		PANCHO'S MEXICAN BUFFET, INC.


	August 10, 1999	/s/ Hollis Taylor
                	Hollis Taylor, President and Chief Executive Officer
                 (Principal Executive Officer)


	August 10, 1999	/s/ W. Brad Fagan
                	Brad Fagan, Vice President, Treasurer, Chief Financial Officer
                 and Assistant Secretary (Principal Financial and Accounting
                 Officer)