Form 10-K
period 1999-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 1999-12-14
CIK 75929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

-----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO

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

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                      YES   X    NO
                                                            -----     -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON NOVEMBER 26, 1999, BASED ON THE ACTUAL STOCK PRICE ON SUCH DATE WAS $3,380,138.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 26,
1999:..................................................................1,464,006

                      DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD FEBRUARY 2, 2000, IS INCORPORATED BY REFERENCE IN PART III HEREOF.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     The Company, Pancho's Mexican Buffet, Inc. and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet restaurant chain, serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria because it features all-you-can-eat at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant when a diner is at the table. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For service, a diner simply raises the small flag on the table. The Company currently operates 48 restaurants located in the states of Texas
(39), Louisiana (4), Arizona (2), Oklahoma (2) and New Mexico (1).

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

BUSINESS DEVELOPMENT

     The Company has commissioned outside consultants to review the Pancho's concept and assist in developing a more modern prototype for future development and remodeling existing units. The goal of this reimaging program is to improve food offerings, service systems and physical facilities to achieve increased customer count and require less labor than existing operations. The Company will conduct extensive testing and customer research while developing the new Pancho's.

     Under a 1998 restructuring plan, the Company closed nine restaurants in the fourth quarter of 1998. No new restaurants were opened in fiscal 1999, and none are currently planned, as management intends to focus on its reimaging program.

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

     The most important factors in selecting new locations are the demographics of the immediate market area within a radius of three to four miles and the occupancy cost of the proposed restaurant. The Company's experience indicates that it is relatively immaterial whether the location is free-standing or in a mall or shopping center. Senior management inspects each restaurant site prior to its acquisition. The Company has developed prototypes of both a free-standing building design and a shopping center space design to enhance site flexibility. The current restaurant prototypes are undergoing review and modification as part of the Company's reimaging program to improve sales and profitability.

     The current Pancho's concept is designed to combine the serving speed and economy of cafeteria-style service within an environment typical of table service restaurants. The customer selects and is served food and beverage items from the serving line. When the patron is seated a uniformed employee serves chips, hot sauce, sopaipillas (Mexican bread), beverage refills and more food on request for the all-you-can-eat patrons. This is a unique variation of the traditional cafeteria concept, providing full table service after a customer has completed selection from the service line. The restaurants also feature self-service salsa bars and dessert bars to provide greater food variety and value. In its restaurants, the Company maintains distinctive styling and colorful decor using authentic artifacts in a Mexican motif.

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

     A typical new restaurant in a strip shopping center costs about $900,000 to $1,000,000 to develop, including equipment and leasehold improvements. Free-standing units cost from $1.5 million to $1.9 million for land, building and equipment. These development costs are based on the existing prototypes. The Company has not built any new restaurants since 1995. Inflation and changes to the Pancho's restaurant design may affect future development costs.

     In addition to the all-you-can-eat buffet, the menu includes competitively-priced limited-selection plates: the Super Combo value meal, lunch specials, fajitas, a taco salad, and a child's plate. Children five years of age and under are served free. Senior citizens who belong to Pancho's Seniors Club are given a 20% discount on their personal purchases. Beverages are priced separately. All menu items include the salsa bar and dessert bar.

     More than 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, five kinds of enchiladas, red chili stew, green chili stew, chili rellenos, chili con queso, a variety of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Pancho's restaurants offer food to go, which accounted for 11.2% of sales for the year ended September 30, 1999. A variety of beverages are also available. Alcoholic beverages are served in 28 restaurants and accounted for 0.7% of the Company's sales for the year ended September 30, 1999.

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

MARKETING AND ADVERTISING

     The Company emphasizes a Neighborhood Marketing Strategy in which local store marketing efforts reach out to each restaurant's specific neighborhood customers. Restaurant managers are encouraged to participate in community affairs and, with the assistance of the general office, to cater school, church and other community events. Pancho's supports local schools with free meal awards for honor roll and perfect attendance students, and sponsors sports leagues for local children. There is a birthday club for children under twelve which serves the child free on his or her birthday and also provides a free gift for the birthday celebration. A senior citizens program includes registered membership that entitles the member to a 20% discount. The neighborhood marketing is augmented by newspaper inserts, direct mail and billboards.

     The Company uses customer and employee surveys to help develop and evaluate marketing strategy and tactics. Local store marketing programs tailored to each restaurant are developed and implemented quarterly.

PURCHASING AND DISTRIBUTION

     The Company uses The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. The SYGMA Network specializes in distribution for restaurant chains. SYGMA's nationwide distribution network will allow the Company to develop new markets without capital investments to expand an internal distribution system. The SYGMA Network is a subsidiary of SYSCO Corporation, one of the nation's largest food service and distribution organizations.

     The Company believes that its system of central purchasing and distribution is critical to control of product cost and quality and permits restaurant managers to concentrate on quality of food preparation and customer service.

SEASONALITY

     The Company's business is seasonal. Sales are typically higher in summer months and other periods when students are not in school.

HUMAN RESOURCES

     On September 30, 1999, the Company had about 2,040 employees, of whom 55 were corporate personnel, 1,973 were employed in restaurants and 12 were employed in maintenance and construction.

     The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

COMPETITION

     All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant's control, including changes in population, traffic patterns, economic conditions and consumer preferences. The Company's restaurants compete with a wide variety of Mexican food, fast food, value-priced and all-you-can-eat restaurants, ranging from national and regional restaurant chains to locally-owned restaurants. The Company believes that its principal competitive strengths lie in the value, variety and quality of food products served, in the distinctive atmosphere and in the strength of the Pancho's Mexican Buffet name.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Because the Company operates as a single business segment, no segment reporting is provided. See Note 1 to the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant concept and design changes, plans to sell assets, ability to service debt, unit growth, future capital expenditures, remodeling plans, future borrowings, claims and payments related to the Company's insurance reserves, systems remediation for year 2000, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the Company's insurance reserves and related adjustments to those reserves; the availability and performance of internal and external year 2000 systems remediation resources; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

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

     The sites of seven operating restaurants are owned by the Company. The Company is seeking to sell one closed restaurant site, including building and land which it owns in Amarillo, Texas. In fiscal 1999, the Company completed the sale of land and buildings it held for sale in Phoenix, Shreveport, Galveston and Albuquerque.

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

     At September 30, 1999, the Company had remaining lease obligations on two closed restaurant locations, with one lease expiring in November 1999 and one in 2007. Both of these locations are subleased.

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

     The cities and towns where the Company's restaurants are located are listed below:

ARIZONA:
Mesa
Phoenix

LOUISIANA:
Baton Rouge
Bossier City
Lafayette
Metairie

NEW MEXICO:
Albuquerque

OKLAHOMA:
Oklahoma City
Tulsa

TEXAS:
Abilene
Arlington-3
Baytown
Beaumont
Burleson
Carrollton
Conroe
Corpus Christi*
Dallas-3
Denton
El Paso-1**
Euless
Fort Worth-3
Garland
Houston-6
Humble
Irving
Killeen
League City
Lewisville
Longview
Mesquite
North Richland Hills
Plano
Richardson
San Antonio
Sherman
Texarkana
Tyler
Waco

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

                                     POSITION AND OFFICE               PERIOD OF
             NAME                      WITH REGISTRANT               PRESENT OFFICE       AGE
             ----                    -------------------             --------------       ---
Jesse Arrambide, III..........  Chairman of the Board and       Since December 9, 1994    47
                                  Chief Operations
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Hollis Taylor.................  Director and President and      Since August 10, 1979     63
                                  Chief Executive
                                  Officer -- also Director and
                                  officer of subsidiary
                                  companies
Samuel L. Carlson.............  Director and Senior Vice        Since December 21, 1988   63
                                  President, Administration
                                  and Secretary -- also
                                  Director and officer of
                                  subsidiary companies
Brad Fagan....................  Vice President, Treasurer, CFO  Since September 29, 1995  40
                                  and Assistant
                                  Secretary -- also Director
                                  and officer of subsidiary
                                  companies

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The Company's common stock is traded over-the-counter on the Nasdaq SmallCap Market System, under the symbol "PAMX." On November 23, 1999, the number of record holders was about 650 and the Company estimates that on that date there were an additional 900 beneficial owners. The following table sets forth the quarterly high and low bid prices of the common stock, as reported by Nasdaq, and dividends paid per share, for the calendar quarters indicated. All per share amounts have been adjusted for the one-for-three reverse stock split effective January 27, 1999.

                                             SALES PRICES
                                            ---------------
           FISCAL QUARTER ENDED              HIGH     LOW     DIVIDENDS
           --------------------             ------   ------   ---------
December 31, 1997.........................  $7.500   $5.250     $.045
March 31, 1998............................   7.125    5.250
June 30, 1998.............................   6.375    4.500
September 30, 1998........................   5.064    2.625
December 31, 1998.........................   4.125    1.689
March 31, 1999............................   4.000    1.968
June 30, 1999.............................   3.875    2.375
September 30, 1999........................   4.750    3.094

COMMON STOCK DIVIDENDS

     The Company paid no cash dividends in 1999. In 1998, cash dividends were $.045 per share. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the five fiscal years ended September 30, 1995 through 1999 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or in previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                        FISCAL YEARS ENDED SEPTEMBER 30,

                                                1999          1998          1997             1996             1995
                                            -------------   --------    -------------    -------------    -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.....................................     $57,403      $ 64,146       $66,957          $71,487          $80,893
                                               -------      --------       -------          -------          -------
Costs and Expenses:
  Food costs..............................      15,214        17,413        18,792           19,681           22,910
  Restaurant labor and related expenses...      21,839        25,606        25,235           26,561           30,400
  Restaurant operating expenses...........      11,913        14,904        15,799           16,508           18,376
  Depreciation and amortization...........       1,958         2,808         3,426            3,949            4,512
  General and administrative expenses.....       4,999         5,013         5,160            5,067            5,547
  Asset impairment and restructuring
     charges(a)(c)(d).....................                     6,601         5,066                             7,572
                                               -------      --------       -------          -------          -------
          Total...........................      55,923        72,345        73,478           71,766           89,317
                                               -------      --------       -------          -------          -------
Operating income (loss)...................       1,480        (8,199)       (6,521)            (279)          (8,424)
Interest expense..........................         (22)         (212)         (348)            (540)            (590)
Other, including interest income..........         418           198           303              269              309
                                               -------      --------       -------          -------          -------
Earnings (loss) before income taxes.......       1,876        (8,213)       (6,566)            (550)          (8,705)
Income tax expense (benefit)(b)...........         (12)        4,305        (1,850)            (135)          (3,343)
                                               -------      --------       -------          -------          -------
Net earnings (loss).......................     $ 1,888      $(12,518)      $(4,716)         $  (415)         $(5,362)
                                               =======      ========       =======          =======          =======
Cash dividends............................     $    --      $     66       $   132          $   132          $   462
                                               =======      ========       =======          =======          =======
Per Share Data:
  Net earnings (loss), basic and
     diluted..............................     $  1.29      $  (8.54)      $ (3.21)         $  (.27)         $ (3.66)
  Cash dividends..........................     $            $   .045       $   .09          $   .09          $  .315
At Year End:
  Total assets............................     $18,412      $ 20,418       $32,858          $37,968          $44,387
  Long-term debt..........................     $   222      $  1,761       $ 2,287          $ 3,489          $ 8,705
  Stockholders' equity....................     $11,703      $  9,724       $22,269          $26,521          $26,988
  Number of restaurants...................          48            48            57               65               64

---------------

(a) Fiscal 1998 net loss includes asset impairment and restructuring charges of $6,601,000. This includes impairment charges of $5,681,000 to impair assets at 22 locations and restructuring charges of $920,000 to exit nine locations closed in 1998.

(b) Fiscal 1998 net loss includes income tax expense of $4,305,000 resulting from providing a valuation allowance for deferred tax assets.

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

                                                                 PERCENTAGE OF SALES
                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Sales.......................................................  100.0%    100.00%    100.0%
                                                              ------    ------    ------
Costs and Expenses:
  Food costs................................................    26.5      27.1      28.1
  Restaurant labor and related expenses.....................    38.0      39.9      37.7
  Restaurant operating expenses.............................    20.8      23.2      23.6
  Depreciation and amortization.............................     3.4       4.4       5.1
  General and administrative expenses.......................     8.7       7.8       7.7
  Asset impairment and restructuring charges................              10.3       7.6
                                                              ------    ------    ------
          Total.............................................    97.4     112.7     109.8
                                                              ------    ------    ------
Operating income (loss).....................................     2.6     (12.7)     (9.8)
Interest expense............................................              (0.3)     (0.5)
Other, including interest income............................     0.7       0.3       0.5
                                                              ------    ------    ------
Earnings (loss) before income taxes.........................     3.3     (12.7)     (9.8)
Income tax expense (benefit)................................               6.7      (2.8)
                                                              ------    ------    ------
Net earnings (loss).........................................     3.3%    (19.4)%    (7.0)%
                                                              ======    ======    ======
Average sales (in thousands) for restaurants open throughout
  the year..................................................  $1,190    $1,192    $1,123
Number of restaurants open at end of year...................      48        48        57

  Fiscal 1999 Compared to Fiscal 1998

     Same-store sales increased 0.4% in fiscal 1999, following an increase of 2.1% for 1998. Fourth quarter same-store sales were up 0.1% in 1999 compared with a decline of 1.6% for the same period in 1998. The 1999 increase is due primarily to sales gains at existing stores after nearby Pancho's were closed in July and August 1998. A price increase of about 1% implemented in April 1998 also contributed. The chart below shows quarterly and annual same-store sales comparisons over the past three fiscal years.

                          SAME-STORE SALES BY QUARTER

                                                      1999     1998     1997
                                                      ----     ----     ----
1st Quarter.........................................  -0.3%    +2.7%    -5.0%
2nd Quarter.........................................  +1.2     +5.3     -7.4
3rd Quarter.........................................  +0.3     +1.9     -1.2
4th Quarter.........................................  +0.1     -1.6     +2.0
     Fiscal Year....................................  +0.4     +2.1     -2.8

     Total sales for 1999 were $57.4 million, down from $64.1 million in 1998 due to the closings of nine underperforming units in July and August 1998. The closed units totaled $6.8 million in sales in 1998. Average annual sales per unit were $1,190,000 for 1999 and $1,192,000 for 1998.

     Average store sales were lower in 1999 due to the temporary closing for remodel of one above average sales unit in late August 1999. The same store sales increase reflects the effect of eliminating that unit's sales from the 1998 average comparison. The closed unit is expected to re-open in December 1999. October and November 1998 sales for that unit totaled $225,000.

     Fourth quarter total sales were $14.6 million in 1999 and $15.6 million in 1998. The nine units closed in 1998 totaled $932,000 in sales in the fourth quarter of 1998. Average sales per unit were $303,000 and $305,000 for the quarters ended September 30, 1999 and 1998, respectively.

     Sales discounts increased to 4.6% of sales in 1999 from 4.2% of sales in 1998. Fourth quarter discounts were 5.1% and 4.5% of sales for 1999 and 1998, respectively. The company's discounting tactics include coupons distributed by direct mail, newspaper inserts and a variety of neighborhood marketing promotions.

     The Company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific marketing tactics are developed for each location and complemented by existing Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

     To offset increases in labor costs and general inflation, the Company implemented price increases of about 4% in October and November 1999.

     No new restaurants were opened in 1999, and none are planned for fiscal 2000. Management plans to focus on continuing to improve same store sales and operating margins at its existing units before adding new locations.

     In 1999, the Company initiated a reimaging project to revitalize the Pancho's concept and improve sales trends. The reimaging initiative considers potential changes in restaurant design, recipes, food offerings and cooking and service procedures. One restaurant in Fort Worth was remodeled in 1999 to incorporate and test some of those changes. The Company's restaurant in Mesquite, Texas (Dallas area) was temporarily closed in late August 1999 for a more extensive remodel incorporating major changes in design and in cooking procedures. The Mesquite store reopened in December 1999 featuring a fresh, contemporary look with a new logo, lively interior design, new recipes and exhibition grill cooking. Additional remodels will be scheduled based upon customer response to the revamped Mesquite unit and available funds.

     In October 1999, as part of the reimaging project, the Company began rolling out new recipes and salsa bars to all of its restaurants. The new recipes are generally spicier, with more complex flavor profiles to tempt today's more discerning palates. The salsa bars feature a variety of exciting salsas, salad and other condiments.

     The Company reduced food cost 0.3% and 0.6% of sales for the quarter and year ended September 30, 1999, respectively. Food costs as a percentage of sales benefited from efficiencies after closing lower volume units in 1998 and the April 1998 price increase. Under its reimaging project, the Company began rolling out revamped recipes in October 1999. Many of these new recipes involve ingredients which the Company expects might cause some increase in food cost as a percentage of sales in fiscal 2000.

     Labor and related expenses decreased 0.1% and 1.9% of sales for the 1999 fourth quarter and year, respectively, compared with the same 1998 periods. Due to effective claims management and experience, the Company recognized benefits of $525,000 to reduce employee injury insurance reserves in the second and third quarters of 1999 and $57,000 in the fourth quarter of 1998. After eliminating those gains, labor and related costs were down 0.5% and 1.1% of sales for the quarter and year ended September 30, 1999, respectively.

     Labor costs were lower as a percentage of sales due to the greater efficiency of the higher volume stores left after the 1998 closings, despite wage rate inflation. Due to the tight labor market, the Company's average hourly wage cost was 5.3% higher in 1999 than in 1998.

     Pancho's prepares a large quantity and variety of fresh food throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service, sanitation and food preparation is labor intensive. A tight labor market will continue to contribute to general wage inflation. Congress is considering various increases in the federal minimum wage to be mandated in the coming years. Higher wages make it difficult for the Company to control labor and related costs unless the sales trend improvement continues. The Company will consider price increases and other methods to compensate for labor cost increases.

     Restaurant operating expenses include supplies, maintenance expense, utilities, occupancy costs, insurance expense, and store marketing expenses. This expense category decreased 0.4% and 2.4% of sales for the 1999 fourth quarter and year, respectively. Due to effective case and risk management, the Company reduced insurance reserves by $513,000, $56,000 and $268,000 in 1999, fourth quarter 1998 and fiscal 1998, respectively. Eliminating those credits, restaurant operating expenses decreased 0.7% and 2.0% of sales for the 1999 fourth quarter and year, respectively. Closing nine lower sales units in 1998 helped reduce the cost-to-sales ratio of this category.

     Fourth quarter store marketing expenses increased 0.3% of sales for 1999 compared with 1998, as the Company spent more for fourth quarter promotions in 1999. Store marketing costs decreased 0.7% of sales for 1999. The Company spent $253,000 less for marketing research and consulting in 1999 and reduced advertising media costs $120,000. Spending on direct mail was $247,000 lower for the year as the Company increased promotional spending by $131,000, emphasizing newspaper inserts with coupons. The Company invested 2.2% and 2.9% of sales in store marketing for 1999 and 1998, respectively.

     Depreciation and amortization decreased $54,000, 0.1% of sales, and $850,000, 1% of sales, in the fourth quarter and year 1999, respectively, due to the asset write-downs taken in June 1998.

     In the quarter ended June 30, 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets at 13 locations and its plan to close and dispose of nine locations. The Company initially estimated asset impairment charges of $6,049,000 for the 22 restaurant sites, which included one previously-closed and held for sale. In the 1998 fourth quarter, the Company reversed $368,000 of the impairment charge for land and buildings held for sale, based primarily on the October 1998 sale of one of the properties for significantly more than the previously estimated fair value less cost to sell. Impairment charges were determined in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." No impairment charges were taken in 1999.

     The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closures, plus one previously-closed site were included in land and buildings held for sale at September 30, 1998. The Company completed the sale of four of those sites in 1999, so only one site remained in land and buildings held for sale at September 30, 1999.

     No other closings are currently planned, but management will continue to evaluate operating results and consider closing other locations based on profitability and cash flow. No restaurants were closed in 1999.

     The Company realized net gains on sale of assets of $367,000 and $153,000 in fiscal 1999 and 1998, respectively. Management believes that long-lived assets held for sale or future use are carried at the lower of depreciated cost or fair value. If conditions change and future circumstances indicate that long-lived assets are carried at more than net realizable future cash flows, then additional asset impairment charges would be necessary.

     In fiscal 1999, interest expense was $190,000 lower than in 1998. The Company paid off and terminated its bank line of credit before the 1999 fourth quarter, so interest expense was zero in the 1999 fourth quarter versus $42,000 in the 1998 fourth quarter.

     Net deferred tax assets decreased $702,000 to $7.4 million in fiscal 1999, due mainly to the reversal of a significant portion of the book-tax differences on fixed assets and accrued insurance costs. The tax provision of $702,000 was offset by a $702,000 decrease in the valuation allowance. The $12,000 tax benefit resulted from a tax refund received in 1999.

     The valuation allowance was increased $7.3 million in 1998 to offset the Company's total net deferred tax assets. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. Due to the 100% valuation allowance, the Company's net effective tax rate was virtually zero for 1999. As detailed in Note 5 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to changes in the valuation allowance, state income taxes and federal employer tax credits.

     The valuation allowance currently offsets the full amount of deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2014, and state NOL carryforwards which expire in years 2000 through 2014.

     Due to the factors discussed above, the Company reported 1999 net earnings of $1.9 million, or $1.29 per share, compared with a 1998 net loss of $12.5 million, or $8.54 per share. The Company achieved fourth quarter net earnings of $128,000, or $0.08 per share, and $391,000, or $0.27 per share, in 1999 and
1998, respectively. To aid in comparing operating results for 1999 and 1998, the table below summarizes the effect of certain gains, adjustments, charges and credits on operating income (loss) and net earnings (loss) for the quarters and years ended September 30, 1999 and 1998.

                                               THREE MONTHS ENDED              TWELVE MONTHS ENDED
                                          -----------------------------   -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              1999            1998            1999            1998
                                          -------------   -------------   -------------   -------------
Operating income (loss) before
adjustments and charges.................    $103,000        $(92,000)      $  442,000     $ (1,923,000)
Gain from insurance credits.............                     113,000        1,038,000          325,000
Restructuring and impairment charges....                     368,000                        (6,601,000)
                                            --------        --------       ----------     ------------
          Operating income (loss).......     103,000         389,000        1,480,000       (8,199,000)
Gain on sale of assets..................       8,000          35,000          367,000          153,000
Other income and expense................      17,000         (33,000)          29,000         (167,000)
Tax benefit (provision).................                                       12,000       (4,305,000)
                                            --------        --------       ----------     ------------
          Net earnings (loss)...........    $128,000        $391,000       $1,888,000     $(12,518,000)

     The Company's future earnings depend largely on improving sales and maintaining tight cost controls in the highly-competitive restaurant industry. To enhance potential profitability, the Company is seeking to develop a restaurant model that increases sales and lowers labor costs as a percentage of sales. The Company reopened its dramatically redesigned Mesquite unit in December 1999.

  Liquidity and Capital Resources for 1999 Compared with 1998

     The Company's current ratio improved to 0.4 to 1 at September 30, 1999 from
0.3 to 1 at fiscal year end 1998. The current ratio increased in fiscal 1999 due to an increase in cash of $696,000 accumulated after paying off the bank line of credit in February 1999. Like many restaurant companies, much of the Company's current liabilities, primarily accounts payable and accrued wages and bonuses, flow through operations and roll over rather than being paid down to zero.

     Operating activities provided net cash of $1.6 million in fiscal 1999 compared with $847,000 in 1998. The 1999 net earnings of $1.9 million included non-cash charges of $2 million for depreciation and amortization. The 1998 net loss of $12,518,000 included non-cash charges of $2,808,000 for depreciation and amortization, $4,305,000 for deferred taxes, $5,681,000 to impair long-lived assets and $920,000 to reserve for exit costs of closed locations.

     Investing activities provided $988,000 in 1999 and used $436,000 in 1998. The Company received $2.5 million for asset sales in 1999, primarily four previously closed restaurant sites sold in 1999. The Company invested $1.5 million in capital additions in 1999, compared with $697,000 in 1998. In 1999, one location was remodeled to test restaurant design changes, and another remodel with more extensive changes was begun near the end of the year and completed in December 1999. Investment in other remodels, property improvements and restaurant computer upgrades was accelerated in 1999 to compensate for several years of limited investment due to debt restrictions.

     No new restaurants were opened or under construction in 1999, and none are planned for fiscal 2000. The Company expects to invest between $1 million and $2 million in capital additions in 2000. Capital expenditures to remodel existing restaurants, install restaurant computer systems and provide routine capital replacements will continue within the constraints of available funds. The Company also has one remaining closed restaurant site held for sale, which would augment cash available for capital additions if sold.

     The Company closed nine restaurants in 1998, as part of its restructuring plan, and provided estimated reserves to exit those locations. The Company sold the land and building for four of the closed sites in 1999, and is seeking to sell the land and building for the remaining closed location, which is included in land and buildings held for sale on the balance sheet.

     Financing activities consumed $1.9 million and $294,000 in 1999 and 1998, respectively, primarily to reduce debt. The Company paid off its bank credit line in 1999, and the only debt remaining are notes payable to buy out the lease obligations on closed units at a discount.

     The Company plans to finance its 1999 operations and capital additions mainly with cash flow from operations and, possibly, the sale of the closed restaurant site held for sale.

     The Company paid a dividend of $.045 per share on December 9, 1997. The future payment of cash dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

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

     Discounts increased to 4.2% of sales in 1998 from 2.2% of sales in 1997. Fourth quarter discounts were 4.5% and 2.9% of sales for 1998 and 1997, respectively. Discounting tactics are used to increase customer frequency and attract new customer trials. The increase in discounting came mainly from coupons distributed by direct mail, newspaper inserts and a variety of neighborhood marketing promotions.

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

     No new restaurants were opened in 1998.

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

     Fourth quarter 1998 restaurant bonuses were down 0.4% of sales from 1997, but higher sales per store increased restaurant bonuses 0.3% of sales for the year. The Company supplemented its primary restaurant management bonus programs with additional bonus programs for restaurant service and management personnel to provide additional incentives for excellent service.

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

     The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closures, plus one previously closed, are shown on the balance sheet as land and buildings held for sale at September 30, 1998.

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

     Due to the factors discussed above, the Company reported net losses of $12.5 million, or $8.54 per share, and $4.7 million, or $3.21 per share, for 1998 and 1997, respectively. The Company achieved fourth quarter net earnings of $391,000 and $125,000 in 1998 and 1997, respectively.

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

     Operating activities provided net cash of $847,000 in 1998 compared with $959,000 in 1997. The Company's operations generated positive cash flow even though significant non-cash operating expenses led to net losses both years.

     Investing activities used $436,000 in 1998 and provided $622,000 in 1997. The Company invested $697,000 in asset additions in 1998, mainly to remodel three locations, upgrade point-of-sale (POS) systems and provide normal capital replacements. No new restaurants were opened or under construction in 1998.

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

     Financing activities consumed $294,000 and $1,294,000 in 1998 and 1997, respectively, primarily to reduce debt and pay dividends. Net cash used for debt reduction was $228,000 and $1,162,000 in 1998 and 1997, respectively.

     The Company's revolving credit and term loan agreement (Loan Agreement) with a bank reduced the revolving credit line from $12 million at December 31, 1995 to $2 million at September 30, 1998. The Company had $268,000 of credit available under the line at September 30, 1998.

     In November 1998, the Company and the bank agreed to amend the Loan Agreement commitment reduction schedule and covenants, effective September 30, 1998. Under this amendment, the credit line limit was reduced the last day of each quarter, and by some or all of the proceeds from land and building sales, until the loan was paid and the agreement was terminated in 1999.

     The Loan Agreement included various financial covenants. One financial covenant required the Company to achieve trailing three-months earnings before interest, taxes, depreciation and amortization (EBITDA) to equal or exceed established targets during each three-month period, beginning December 31, 1998. Cash capital expenditures were limited to $650,000 each fiscal year. Cash dividends were limited to $150,000 per fiscal year, and were prohibited until the Company achieved trailing 12-months EBITDA of at least $3 million.

     Due to the operating losses (as defined by the Loan Agreement) incurred by the Company in the quarters ended March 31 and June 30, 1998, the Company violated various loan covenants. The Company also exceeded the Loan Agreement capital expenditure limit for the 1998 fiscal year. The bank subsequently granted permanent waivers for these covenant violations. The Company was in compliance with all other loan covenants at September 30, 1998.

     The Company paid a dividend of $.045 per share on December 9, 1997.

  Seasonality

     The Company's business is seasonal. Sales are typically higher in summer months and other periods when students are not attending school.

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

     To help offset rising labor costs, the Company implemented a price increase of about 4% in November 1999. The federal minimum wage increased $.50 per hour effective October 1, 1996, and further increased $.40 per hour effective September 1, 1997. The Company implemented price increases in July and September 1997 and April 1998 to offset the labor cost increases due to higher minimum wage levels and wage rate inflation.

  Year 2000 Impact

     Some computer hardware and software use only two digits to identify the year in date information. If not corrected, such systems could fail when processing dates for the year 2000 or later. The Company is in the process of updating its computer hardware and software to properly process year 2000 and later dates.

     The Company has identified all significant hardware and software that it believes will require modification to provide year 2000 processing compliance. Internal and external resources are being used to make the required modifications and test year 2000 processing. The key Company systems for which year 2000 problems might pose a significant risk are the Company's restaurant point-of-sale (POS) register systems and the Company's corporate accounting system.

     In October and November 1999, the Company replaced its primary existing POS software with a newer version provided by the same vendor at no charge. During this process, the Company also installed or upgraded its restaurant POS hardware to accommodate year 2000 dates. The hardware upgrade and software installation costs of about $80,000 were capitalized in fiscal 2000, and the Company expensed about $31,000 in fiscal 2000 to train employees on the new software.

     As of November 28, 1999, four of the Company's restaurants were still using an older POS software and hardware system. The Company's tests indicate that these older systems will properly process dates in the year 2000.

     The Company installed the year 2000 compliant version of its corporate accounting software in October 1999. Although the upgrade was provided at no charge by the vendor, in 1999 the Company recorded about $25,000 in programming expenses to modify custom programs related to the accounting software update. We estimate the Company may incur an additional $20,000 to complete such modifications in fiscal 2000.

     Based on its testing and vendors' representations, the Company believes that its POS systems and corporate accounting systems will properly process year 2000 dates.

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

     The total cost to the Company of these year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

  Other Uncertainties and Trends

     In recent years, there has been accelerated development of value-priced menus and all-you-can-eat restaurant offerings. Pancho's Mexican Buffet has operated as a value-priced, all-you-can-eat concept for over 30 years and expects to compete effectively.

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

  Special Note Regarding Forward-Looking Information

     Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant concept and design changes, plans to sell assets, ability to service debt, unit growth, future capital expenditures, remodeling plans, future borrowings, claims and payments related to the Company's insurance reserves, systems remediation for year 2000, future cash flows and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the Company's insurance reserves and related adjustments to those reserves; the availability and performance of internal and external year 2000 systems remediation resources; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 23.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of Registrant

     Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director or person nominated to become a director of the Company is set forth under the caption "The Board of Directors" appearing on page 2 of the Company's Proxy Statement dated December 22, 1999, and is incorporated herein by reference.

     (b) Executive Officers of the Registrant

     The names and ages of all executive officers of the Registrant, as well as all persons chosen to become executive officers, together with the nature of any family relationships between them, all positions and offices with the Registrant held by each person named and the period during which each person named has served as such officer is included in Part I under Executive Officers of the Registrant. The information set forth under the caption "Executive Officers of the Registrant" in Part I is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act

     Information as to the compliance of the Company's directors and executive officers with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing on page 4 of the Company's Proxy Statement dated December 22, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers, stock options and transactions with management is set forth under the captions "Executive Compensation," "Summary Compensation Table," "Aggregated Option Exercises in 1999 and 1999 Year-End Option Values," "Employment Contracts, Termination of Employment and Change in Control," "Company Stock Price Performance," "Compensation of Directors" and "Report of the Compensation Committee of the Board of Directors" appearing on pages 5 through 10 of the Company's Proxy Statement dated December 22, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and nominees for directors and officers as of December 16, 1999, and the amount of such shares with respect to which certain of the directors or nominees and officers have the right to acquire beneficial ownership, is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management as of December 16, 1999," appearing on page 3 of the Company's Proxy Statement dated December 22, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the captions "Indebtedness of Management" and "Transactions with Management and Others" appearing on pages 7 and 10 of the Company's Proxy Statement dated December 22, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement
         Schedules -- see Index to Consolidated Financial Statements and Schedules on page 23.

         3.  Exhibits Required by Item 601 of Regulation S-K

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    3(i)     --   Certificate of Amendment to Certificate of Incorporation, dated January 27, 1999(24)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997(21)
   10(aa)    --   Amendment Number One to Pancho's Mexican Buffet, Inc. 1992 Stock Option Plan(22)
   10(ab)    --   Eighth Amendment to Revolving Credit and Term Loan Agreement, dated November 3,
                  1998(23)
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith

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

(23) Filed with the Commission as an Exhibit to Form 10-K for the year ended September 30, 1998 -- such Exhibits are incorporated herein by reference.
(24) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1999 -- such Exhibits are incorporated herein by reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

(c)  Exhibits required by Item 601 of Regulation S-K.

     See (a)(3) above.

(d)  Financial Statement Schedules for Form 10-K.

     All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Current Assets:
  Cash and cash equivalents.................................  $  1,242,000    $    546,000
  Accounts and notes receivable, current portion............       208,000         184,000
  Inventories...............................................       469,000         473,000
  Prepaid expenses..........................................       242,000         443,000
                                                              ------------    ------------
          Total current assets..............................     2,161,000       1,646,000
                                                              ------------    ------------
Property, Plant and Equipment:
  Land......................................................     1,868,000       1,867,000
  Buildings.................................................     6,900,000       6,885,000
  Leasehold improvements....................................    17,268,000      17,472,000
  Equipment and furniture...................................    21,469,000      22,965,000
  Construction in progress..................................       429,000
                                                              ------------    ------------
          Total.............................................    47,934,000      49,189,000
  Less accumulated depreciation and amortization............   (32,392,000)    (33,136,000)
                                                              ------------    ------------
          Property, plant and equipment -- net..............    15,542,000      16,053,000
                                                              ------------    ------------
Other Assets:
  Land and buildings held for sale..........................       309,000       2,380,000
  Other, including noncurrent portion of receivables........       400,000         339,000
                                                              ------------    ------------
          Total other assets................................       709,000       2,719,000
                                                              ------------    ------------
          Total.............................................  $ 18,412,000    $ 20,418,000
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $    701,000    $  1,227,000
  Debt classified as current................................       139,000         490,000
  Accrued wages and bonuses.................................     1,734,000       1,420,000
  Accrued insurance costs, current..........................     1,087,000       1,150,000
  Other current liabilities.................................     1,331,000       1,864,000
                                                              ------------    ------------
          Total current liabilities.........................     4,992,000       6,151,000
                                                              ------------    ------------
Other Liabilities:
  Long-term debt............................................       222,000       1,761,000
  Accrued insurance costs, non-current......................     1,149,000       2,417,000
  Restructuring reserves, non-current.......................       346,000         365,000
                                                              ------------    ------------
          Total other liabilities...........................     1,717,000       4,543,000
                                                              ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
  Common stock, $.10 par value (Authorized 20,000,000
     shares. Issued 1,485,406 and 1,471,374 shares,
     respectively. Outstanding 1,463,606 and 1,449,574
     shares, respectively.).................................       149,000         147,000
  Additional paid-in capital................................    18,988,000      18,955,000
  Retained earnings (accumulated deficit)...................    (7,197,000)     (9,085,000)
  Stock notes receivable....................................      (169,000)       (225,000)
  Treasury stock at cost (21,800 and 21,800 shares,
     respectively)..........................................       (68,000)        (68,000)
                                                              ------------    ------------
          Stockholders' equity..............................    11,703,000       9,724,000
                                                              ------------    ------------
          Total.............................................  $ 18,412,000    $ 20,418,000
                                                              ============    ============

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------------
                                                            1999           1998          1997
                                                         -----------   ------------   -----------
Sales..................................................  $57,403,000   $ 64,146,000   $66,957,000
                                                         -----------   ------------   -----------
Costs and Expenses:
  Food costs...........................................   15,214,000     17,413,000    18,792,000
  Restaurant labor and related expenses................   21,839,000     25,606,000    25,235,000
  Restaurant operating expenses........................   11,913,000     14,904,000    15,799,000
  Depreciation and amortization........................    1,958,000      2,808,000     3,426,000
  General and administrative expenses..................    4,999,000      5,013,000     5,160,000
  Asset impairment and restructuring charges...........                   6,601,000     5,066,000
                                                         -----------   ------------   -----------
          Total........................................   55,923,000     72,345,000    73,478,000
                                                         -----------   ------------   -----------
Operating income (loss)................................    1,480,000     (8,199,000)   (6,521,000)
Interest expense.......................................      (22,000)      (212,000)     (348,000)
Other, including interest income.......................      418,000        198,000       303,000
                                                         -----------   ------------   -----------
Earnings (loss) before income taxes....................    1,876,000     (8,213,000)   (6,566,000)
Income tax expense (benefit)...........................      (12,000)     4,305,000    (1,850,000)
                                                         -----------   ------------   -----------
Net earnings (loss)....................................  $ 1,888,000   $(12,518,000)  $(4,716,000)
                                                         ===========   ============   ===========
Net earnings (loss) per share, basic and diluted.......  $      1.29   $      (8.54)  $     (3.21)
                                                         ===========   ============   ===========

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  CUMULATIVE
                                                                                     RETAINED       FOREIGN
                                                 COMMON STOCK        ADDITIONAL      EARNINGS      CURRENCY      TREASURY STOCK
                                            ----------------------     PAID-IN     (ACCUMULATED   TRANSLATION   -----------------
                                              SHARES      AMOUNT       CAPITAL       DEFICIT)     ADJUSTMENT    SHARES    AMOUNT
                                            ----------   ---------   -----------   ------------   -----------   ------   --------
Balance, September 30, 1996, as previously
reported..................................   4,397,559   $ 440,000   $18,633,000   $  8,347,000    $(436,000)            $
  Adjust for 1999 1-for-3 reverse stock
    split.................................  (2,931,706)   (294,000)      294,000
                                            ----------   ---------   -----------   ------------    ---------    ------   --------
Adjusted Balance, September 30, 1996......   1,465,853     146,000    18,927,000      8,347,000     (436,000)
  Net loss................................                                           (4,716,000)
  Dividends, $.09 per share...............                                             (132,000)
  Realization of foreign currency
    translation adjustment................                                                           436,000
  Treasury stock acquired.................                                                                       2,800    (13,000)
  Payments and writeoffs on stock notes...
                                            ----------   ---------   -----------   ------------    ---------    ------   --------
Balance, September 30, 1997...............   1,465,853     146,000    18,927,000      3,499,000                  2,800    (13,000)
  Net loss................................                                          (12,518,000)
  Dividends, $.045 per share..............                                              (66,000)
  Treasury stock acquired.................                                                                      19,000    (55,000)
  Payments received on stock notes........
  Stock issued............................       5,521       1,000        28,000
                                            ----------   ---------   -----------   ------------    ---------    ------   --------
Balance, September 30, 1998...............   1,471,374     147,000    18,955,000     (9,085,000)                21,800    (68,000)
  Net earnings............................                                            1,888,000
  Payments received on stock notes........
  Stock issued............................      14,032       2,000        33,000
                                            ----------   ---------   -----------   ------------    ---------    ------   --------
Balance, September 30, 1999...............   1,485,406   $ 149,000   $18,988,000   $ (7,197,000)   $            21,800   $(68,000)
                                            ==========   =========   ===========   ============    =========    ======   ========

                                              STOCK
                                              NOTES
                                            RECEIVABLE
                                               FROM      STOCKHOLDERS'
                                             OFFICERS       EQUITY
                                            ----------   -------------
Balance, September 30, 1996, as previously
reported..................................  $(463,000)   $ 26,521,000
  Adjust for 1999 1-for-3 reverse stock
    split.................................
                                            ---------    ------------
Adjusted Balance, September 30, 1996......   (463,000)     26,521,000
  Net loss................................                 (4,716,000)
  Dividends, $.09 per share...............                   (132,000)
  Realization of foreign currency
    translation adjustment................                    436,000
  Treasury stock acquired.................                    (13,000)
  Payments and writeoffs on stock notes...    173,000         173,000
                                            ---------    ------------
Balance, September 30, 1997...............   (290,000)     22,269,000
  Net loss................................                (12,518,000)
  Dividends, $.045 per share..............                    (66,000)
  Treasury stock acquired.................                    (55,000)
  Payments received on stock notes........     65,000          65,000
  Stock issued............................                     29,000
                                            ---------    ------------
Balance, September 30, 1998...............   (225,000)      9,724,000
  Net earnings............................                  1,888,000
  Payments received on stock notes........     56,000          56,000
  Stock issued............................                     35,000
                                            ---------    ------------
Balance, September 30, 1999...............  $(169,000)   $ 11,703,000
                                            =========    ============

                See notes to consolidated financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings (loss)...............................  $ 1,888,000   $(12,518,000)  $ (4,716,000)
                                                      -----------   ------------   ------------
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation and amortization..................    1,958,000      2,808,000      3,426,000
     Provision (benefit) for deferred income
       taxes........................................                   4,305,000     (1,288,000)
     Impairment of long-lived assets................                   5,681,000      3,033,000
     Provision for restructuring reserves...........                     920,000      1,538,000
     Realization of foreign currency translation
       adjustment...................................                                    455,000
     Loss on writeoff of stock notes receivable.....                                     83,000
     Gain on sale of assets.........................     (367,000)      (153,000)      (256,000)
     Stock compensation to outside directors........       35,000         29,000
     Changes in operating assets and liabilities:
       Accounts and notes receivable................      (26,000)        (6,000)         9,000
       Income taxes receivable......................                     538,000       (352,000)
       Inventories, prepaid expenses and other
          assets....................................      227,000       (231,000)       181,000
       Accounts payable and accrued expenses........   (1,673,000)        79,000       (272,000)
       Restructuring reserves.......................     (500,000)      (658,000)      (959,000)
     Other..........................................       56,000         53,000         77,000
                                                      -----------   ------------   ------------
          Net cash provided by operating
            activities..............................    1,598,000        847,000        959,000
Cash Flows From Investing Activities:
  Property additions................................   (1,485,000)      (697,000)      (459,000)
  Proceeds from sale of assets......................    2,473,000        261,000      1,081,000
                                                      -----------   ------------   ------------
          Net cash provided by (used in) investing
            activities..............................      988,000       (436,000)       622,000
Cash Flows From Financing Activities:
  Short-term borrowings, net........................     (351,000)       298,000         40,000
  Long-term borrowings..............................    6,637,000     19,706,000     28,583,000
  Repayments of long-term borrowings................   (8,176,000)   (20,232,000)   (29,785,000)
  Dividends paid....................................                     (66,000)      (132,000)
                                                      -----------   ------------   ------------
          Net cash used in financing activities.....   (1,890,000)      (294,000)    (1,294,000)
Effect of Foreign Exchange Rate Change on Cash......                                     (3,000)
                                                      -----------   ------------   ------------
Net Increase in Cash and Cash Equivalents...........      696,000        117,000        284,000
Cash and Cash Equivalents at Beginning of Year......      546,000        429,000        145,000
                                                      -----------   ------------   ------------
Cash and Cash Equivalents at End of Year............  $ 1,242,000   $    546,000   $    429,000
                                                      ===========   ============   ============
Supplemental Information:
  Income taxes paid and (refunds received), net.....  $   (12,000)  $   (541,000)  $   (170,000)
  Interest paid, net of capitalized amounts.........       37,000        206,000        306,000
  Treasury stock acquired as reduction of
     receivables....................................                      55,000         13,000

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. No interest was capitalized in 1999, 1998 or 1997.

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

     The weighted average outstanding shares were 1,460,000, 1,465,000 and 1,465,000 for the years ended September 30, 1999, 1998 and 1997, respectively. For 1999, outstanding options had no dilutive effect because the average market price was less than the option exercise prices. Due to the net losses for 1998 and 1997, the Company's potential common shares were antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same for those years. At September 30, 1999, there were 100,063 options outstanding which represented potential common shares which could be dilutive in the future.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

FOREIGN OPERATIONS AND CURRENCY TRANSLATION

     The functional currency of the Company's Mexican operations was the new peso. When the plan to dispose of its Mexican operations was adopted in the quarter ended March 31, 1997, the balance of the cumulative foreign currency translation adjustment was expensed as part of the restructuring charge for that quarter.

STATEMENT OF CASH FLOWS

     Cash flows from the Company's Mexican operations were calculated based on the new peso, in accordance with SFAS No. 95, "Statement of Cash Flows." As a result, for 1997 amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line in the consolidated statement of cash flows.

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

BUSINESS SEGMENTS

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company operates as a single business segment.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial condition or results of operations.

2. OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Accrued taxes other than income taxes.......................  $  943,000   $1,030,000
Restructuring reserves......................................     167,000      649,000
Other.......................................................     221,000      185,000
                                                              ----------   ----------
          Total.............................................  $1,331,000   $1,864,000
                                                              ==========   ==========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

     In February 1999, the Company paid off its outstanding bank debt. In April 1999, the Company terminated its revolving credit and term loan agreement with the bank.

     Notes payable were issued in fiscal 1998, 1997 and 1996 to buy out the remaining lease terms of certain closed locations. The long-term portion of those notes was $222,000 and $361,000 at September 30, 1999 and 1998, respectively. The current portion of $139,000 and $158,000 is reported as debt classified as current at September 30, 1999 and 1998, respectively. The effective interest rates range from 5.8% to 6.9%, with payments due monthly through November 2003.

     The combined maturities of Company debt as of September 30, 1999, are listed below:

YEARS ENDING
SEPTEMBER 30,
-------------
2000..............................................  $139,000
2001..............................................   110,000
2002..............................................    53,000
2003..............................................    50,000
2004..............................................     9,000
Later years.......................................         0
                                                    --------
                                                    $361,000
                                                    ========

4. OPERATING LEASES

     The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2009, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

     The minimum aggregate annual rentals required under operating leases in effect at September 30, 1999, exclusive of maintenance, taxes, etc., were as follows:

YEARS ENDING
SEPTEMBER 30,
-------------
   2000..............................................  $2,305,000
   2001..............................................   1,836,000
   2002..............................................   1,491,000
   2003..............................................   1,100,000
   2004..............................................     635,000
   Later years.......................................     588,000
                                                       ----------
             Total...................................  $7,955,000
                                                       ==========

     The composition of total yearly rental expense for operating leases is:

                                                             SEPTEMBER 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Minimum rentals................................  $2,446,000    $2,638,000    $2,714,000
Contingent rentals.............................     203,000       190,000       188,000
Less: Sublease rentals.........................     (34,000)      (13,000)      (33,000)
                                                 ----------    ----------    ----------
          Total................................  $2,615,000    $2,815,000    $2,869,000
                                                 ==========    ==========    ==========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

5. INCOME TAXES

     Income tax expense (benefit) consists of:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                    1999         1998         1997
                                                  ---------   ----------   -----------
Current:
  U.S. federal..................................  $ (12,000)  $            $  (572,000)
  State.........................................                                10,000
                                                  ---------   ----------   -----------
     Combined current...........................    (12,000)          --      (562,000)
Deferred:
  U.S. federal..................................               3,802,000    (1,326,000)
  State.........................................                 503,000        38,000
                                                  ---------   ----------   -----------
     Combined deferred..........................               4,305,000    (1,288,000)
                                                  ---------   ----------   -----------
       Income tax expense (benefit).............  $ (12,000)  $4,305,000   $(1,850,000)
                                                  =========   ==========   ===========

     The income tax expense (benefit) differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to the net earnings
(loss) before income taxes as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                 -------------------------------------
                                                   1999         1998          1997
                                                 ---------   -----------   -----------
Expected tax at federal statutory rate of
34%............................................  $ 642,000   $(2,792,000)  $(2,232,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance................   (702,000)    7,314,000       782,000
  Tax effect of abandonment of foreign
     operations................................                               (305,000)
  State income tax provision (benefit), net of
     federal income tax effect.................    116,000      (137,000)      (63,000)
  Tax effect of employer tax credits...........    (36,000)      (90,000)      (45,000)
  Other differences............................    (32,000)       10,000        13,000
                                                 ---------   -----------   -----------
          Total expense (benefit)..............  $ (12,000)  $ 4,305,000   $(1,850,000)
                                                 =========   ===========   ===========

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Deferred tax assets:
  Current:
     Restructuring costs, current...........................  $    61,000    $   232,000
     Accrued vacation pay...................................      137,000        140,000
     Accrued insurance cost, current........................      392,000        401,000
     Current valuation allowance............................     (590,000)      (773,000)
                                                              -----------    -----------
       Current deferred tax asset, net of valuation
        allowance...........................................           --             --
                                                              -----------    -----------
  Noncurrent:
     Accrued insurance costs................................      262,000        853,000
     Federal net operating loss carryforwards (expire
      2012-2014)............................................    3,650,000      3,057,000
     Noncurrent restructuring costs.........................      125,000        141,000
     Alternative minimum tax carryforward...................      383,000        383,000
     State net operating loss carryforwards (expire
      2000 -- 2014).........................................      500,000        464,000
     Property, plant and equipment..........................    1,560,000      2,201,000
     Federal employer tax credits (expire 2009 -- 2014).....      615,000        515,000
     Noncurrent valuation allowance.........................   (6,847,000)    (7,366,000)
                                                              -----------    -----------
       Noncurrent deferred tax asset, net of valuation
        allowance...........................................      248,000        248,000
                                                              -----------    -----------
Deferred tax liabilities:
  Noncurrent:
     Basis difference in note receivable....................      248,000        248,000
                                                              -----------    -----------
          Total non-current deferred tax liabilities........      248,000        248,000
                                                              -----------    -----------
          Net non-current deferred income taxes.............  $        --    $        --
                                                              ===========    ===========

     Deferred tax assets net of deferred tax liabilities decreased $702,000 to $7.4 million in the year ended September 30, 1999, due mainly to the reversal of a significant portion of the book-tax differences on fixed assets and accrued insurance costs. The tax provision of $702,000 was offset by a $702,000 decrease in the valuation allowance. The $12,000 income tax benefit resulted from a refund received in 1999.

     The valuation allowance was increased $7.3 million in 1998 to offset the Company's total net deferred tax assets. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets.

     The valuation allowance currently offsets the full amount of the deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2009 through 2014, and state NOL carryforwards which expire in years 2000 through 2014. The amount of federal NOL carryforwards was $10,736,000 and $8,991,000 at September 30, 1999 and 1998, respectively. The amount of state NOL carryforwards was $19,917,000 and $18,149,000 at September 30, 1999 and 1998, respectively.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The valuation allowance is required to reduce deferred tax assets to the amount that will more likely than not be realized. In 1997, the valuation allowance was increased $671,000 to offset the increased federal NOL carryforward and $111,000 for state NOL carryforwards.

6. STOCKHOLDERS' EQUITY

STOCK NOTES RECEIVABLE

     In April 1992, the Company sold 34,833 shares (adjusted for the 1999 1-for-3 reverse stock split) of common stock to certain officers in exchange for notes receivable in the amount of $758,000, the balance of which is shown in the balance sheet as a deduction from stockholders' equity. The notes bear interest at 7.83%, are payable in ten equal annual installments plus interest and are secured by the common stock. The shares were sold at the quoted market price on the day of sale.

     In fiscal 1997, the Company recognized expense of $83,000 to write off the excess of stock notes receivable over the market value of stock collateral held for two former employees for which the receivable balances were considered uncollectable. One of those employees returned the stock collateral in fiscal 1997, the other in fiscal 1998, which provided 5,133 shares of the treasury stock reflected on the balance sheet at September 30, 1999 and 1998.

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

STOCK OPTIONS

     The Company's stock option plans authorize the grant of options to purchase common stock to directors, officers, employees and consultants of the Company at prices not less than the fair market value of the stock at

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES dates of grant. Outstanding options become exercisable cumulatively in four or five equal annual installments commencing one year from date of grant and expire ten years from the date of grant. Options may be granted through November 5, 2002.

     On January 28, 1998, at the Annual Meeting of Stockholders, the stockholders of the Company approved Amendment Number One to the 1992 Stock Option Plan. This amendment increased the number of shares which the Company may sell pursuant to options under the plan to 200,000 shares, from 133,333 shares. The amendment also increased the annual option grant to non-employee directors to 1,333 shares each from 667 shares each.

     Summary information on stock option activity is shown below.

                                           1999                         1998                      1997
                                --------------------------   --------------------------   --------------------
                                              WEIGHTED-                    WEIGHTED-                  RANGE OF
                                 NUMBER        AVERAGE        NUMBER        AVERAGE        NUMBER     EXERCISE
                                OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES    PRICES
                                ---------   --------------   ---------   --------------   ---------   --------
Outstanding on October 1......   102,109        $28.68        134,867        $29.46        135,784     $30.39
Granted.......................     6,998          3.38          5,333          6.18          3,333       6.18
Exercised.....................
Forfeited/expired.............      (144)        21.75        (38,091)        28.35         (4,250)     41.07
                                --------                     --------                     --------
Outstanding
  September 30................   108,963         27.06        102,109         28.68        134,867      29.46
                                --------                     --------                     --------
Exercisable
  September 30................    94,721         30.16         91,133         31.02        102,200      30.15
                                --------                     --------                     --------
Common shares reserved and
  available for grant
  September 30................   100,063                      106,917                       20,917
                                --------                     --------                     --------

     For shares outstanding at September 30, 1999:

                                          WEIGHTED-       WEIGHTED-AVERAGE
                            NUMBER         AVERAGE           REMAINING
RANGE OF EXERCISE PRICES   OF SHARES    EXERCISE PRICE     LIFE IN YEARS
------------------------   ---------    --------------    ----------------
$ 3.3750.................     6,998         $ 3.38              9.2
$ 6.1875 to $9.5625......    12,325           7.01              7.2
$17.6250 to $21.7560.....    10,985          20.55              3.3
$25.1250 to $34.1250.....    78,655          33.22              0.5
                            -------         ------              ---
$ 3.3750 to $34.1250.....   108,963         $27.06              4.6
                            -------         ------              ---

     The weighted-average fair value of options granted was $2.47 in 1999 and $3.12 per share in 1998 and 1997. The pro forma effects of reporting stock options using the fair value approach under SFAS No. 123 are shown below.

YEAR ENDED SEPTEMBER 30      1999           1998           1997
-----------------------   ----------    ------------    -----------
Net earnings (loss)
  As reported...........  $1,888,000    $(12,518,000)   $(4,716,000)
  Pro forma.............   1,874,000     (12,528,000)    (4,722,000)
Net earnings (loss) per
  share
  As reported...........        1.29           (8.54)         (3.21)
  Pro forma.............        1.28           (8.55)         (3.22)

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997.

                                                         1999    1998    1997
                                                         ----    ----    ----
Dividend yield.........................................   0.0%    0.0%    1.0%
Expected volatility....................................  60.0%   50.0%   55.0%
Risk free interest rates...............................   4.7%    5.5%    6.3%
Expected life in years.................................    10       5       5

ANNUAL STOCK GRANT TO NON-EMPLOYEE DIRECTORS

     Under the 1998 Restricted Stock Plan for Non-employee Directors, effective in January 1998 through April 1999, non-employee directors of the Company were granted $2,500 of common stock quarterly, based on the market price on the date of grant. The value of shares granted and recognized as directors' compensation was $35,000 and $29,000 in 1999 and 1998, respectively.

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

     Coverage under the VEIB Plan is provided by the Company and through excess liability insurance, which provides coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 1999, and 1998 include provisions for estimated expenses of the VEIB Plan of $176,000 and $754,000, respectively. The fiscal 1999 provision was reduced by $394,000 to reverse VEIB Plan liability reserves. The consolidated statement of operations for fiscal 1997 includes a gain of $17,000 for the VEIB Plan, due to credits of $946,000 to reverse VEIB Plan liability reserves during the year.

BONUS PLANS

     The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $438,000, $480,000, and $233,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

     The Company has a bonus plan for corporate officers as a group based on stipulated operating results. Under this plan, a bonus of $203,000 was earned for 1999, and no corporate officer bonuses were paid for the years ended September 30, 1998 and 1997. A related bonus plan for other corporate employees paid $60,000 in 1999, and no bonuses for the years ended September 30, 1998 and 1997.

     An additional bonus plan compensates certain officers employed by the Company for the annual principal and interest payments on the stock notes receivable from officers (see Note 6). Under this plan, the Company recognized compensation expense of $109,000, $124,000 and $130,000 in fiscal years 1999, 1998 and 1997, respectively.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

STOCK PURCHASE PLAN

     The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees. Company contributions vest immediately. Contributions are invested in common stock of the Company by a brokerage firm. The Company recognized expenses for contributions to the plan of $14,000, $15,000, and $23,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company makes occasional sales of supplies and equipment to the family-owned restaurant operations of the Chairman of the Company. Sales amounts were $1,000, $5,000, and $7,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

     The Chairman of the Company and the family-owned restaurant operations, collectively, were indebted to the Company in the amount of $29,000 on September 30, 1998, excluding the stock note receivable secured by Company stock (see note
6). The September 30, 1998 balance included trade receivables for sales to the family-owned restaurant operations and other advances.

     The Company purchases food products manufactured by a Company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $1,439,000, $1,839,000 and $2,728,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The same vendor purchased items from the Company in the amount of $65,000, $53,000, and $75,000 in 1999, 1998 and 1997, respectively. This vendor also leases the company's cold-storage facilities. The lease term including options runs through October 31, 2000, and represented $60,000 of annual rental revenue for the company in fiscal 1999, 1998 and 1997.

     The Company and a former non-employee director were involved in a joint venture to operate a restaurant in Mexico. The Company invested $2,377,000 in its Mexican subsidiaries and operations related to the venture. The joint venture subsidiaries are included in the Company's consolidated financial statements. A company owned by this non-employee director received fees of $36,000 from the joint venture for management services in fiscal 1997. Due to operating losses and negative cash flows for the Mexico operations, the Company transferred its interest in the Mexico operations to its joint venture partner effective May 31, 1997. The Company believes this was the most appropriate method available for exiting the Mexico market under the circumstances.

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

10. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

     In the quarter ended June 30, 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets at 13 locations and its intent to close and dispose of nine locations. The Company initially estimated asset impairment charges of $6,049,000 for 22 restaurant locations,

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES including one previously closed and held for sale. In the 1998 fourth quarter, the Company reversed $368,000 of the impairment charge for land and buildings held for sale, primarily based on the sale of one of the properties completed in October 1998 for significantly more than the previously estimated fair value less cost to sell. Impairment charges were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of."

     The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closed units, plus one previously closed, included company-owned land and buildings which the Company planned to sell. Those five owned sites were shown on the balance sheet as land and buildings held for sale at September 30, 1998. Four of those sites were sold in 1999 and one is shown as land and building held for sale on the September 30, 1999, balance sheet.

     The Company paid $500,000, $658,000 and $959,000 in 1999, 1998 and 1997, respectively, against restructuring reserves, primarily lease and related expenses and exit costs. Sales for the nine restaurants closed under the 1998 restructuring plan were $6,832,000, for the year ended September 30, 1998. Sales for those units totaled $7,962,000, for the year ended September 30, 1997.

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

     Under the 1997 plan, the Company closed seven U.S. locations on April 15, 1997. The Company has written off its entire investment and transferred its interest in the Mexico venture effective May 31, 1997 to its joint venture partner, a former non-employee director of the Company. Sales for the seven closed locations plus the Mexico operation were $2,854,000 for fiscal year 1997.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments as of September 30, 1999. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies.

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       YEAR ENDED SEPTEMBER 30, 1999
                                             -------------------------------------------------
                                                         QUARTER ENDED
                                             --------------------------------------
                                              12/31     3/31       6/30      9/30      TOTAL
                                             -------   -------   --------   -------   --------
Sales......................................  $13,767   $14,350   $ 14,727   $14,559   $ 57,403
Operating income (loss)....................        7       424        946       103      1,480
Net earnings (loss)........................      114       562      1,084       128      1,888
Net earnings (loss) per share..............     0.08      0.39       0.74      0.08       1.29

                                                       YEAR ENDED SEPTEMBER 30, 1998
                                             -------------------------------------------------
                                                         QUARTER ENDED
                                             --------------------------------------
                                              12/31     3/31       6/30      9/30      TOTAL
                                             -------   -------   --------   -------   --------
Sales......................................  $15,675   $16,128   $ 16,783   $15,560   $ 64,146
Operating income (loss)....................     (472)     (347)    (7,769)      389     (8,199)
Net earnings (loss)........................     (298)     (246)   (12,365)      391    (12,518)
Net earnings (loss) per share..............    (0.20)    (0.17)     (8.44)     0.27      (8.54)

                                                       YEAR ENDED SEPTEMBER 30, 1997
                                             -------------------------------------------------
                                                         QUARTER ENDED
                                             --------------------------------------
                                              12/31     3/31       6/30      9/30      TOTAL
                                             -------   -------   --------   -------   --------
Sales......................................  $16,574   $16,585   $ 16,745   $17,053   $ 66,957
Operating income (loss)....................     (939)   (5,638)      (124)      180     (6,521)
Net earnings (loss)........................     (674)   (4,087)       (80)      125     (4,716)
Net earnings (loss) per share..............    (0.45)    (2.79)     (0.06)     0.09      (3.21)

---------------

 (1) Second quarter 1999 results include $248,000 to reduce insurance reserves for the Voluntary Employee Injury Benefit (VEIB) Plan, workers' compensation and general liability.

 (2) Third quarter 1999 results include $790,000 to reduce insurance reserves for the VEIB Plan, workers' compensation and general liability.

 (3) Fourth quarter 1998 results include a pre-tax benefit of $368,000 to reverse third quarter impairment charges on land and buildings held for sale.

 (4) Fourth quarter 1998 results include a pre-tax benefit of $113,000 to reduce insurance reserves for workers' compensation and general liability claims.

 (5) Third quarter 1998 results include pre-tax asset impairment and restructuring charges of $6,969,000.

 (6) Third quarter 1998 results include income tax expense of $4,305,000 to provide a valuation allowance for deferred tax assets net of deferred tax liabilities.

 (7) Second quarter 1998 results include a pre-tax benefit of $212,000 to reduce general liability insurance reserves.

 (8) Third quarter 1997 includes pre-tax asset impairment and restructuring charges of $78,000.

 (9) Third quarter 1997 results include a pre-tax benefit of $500,000 to reduce insurance reserves for workers' compensation and the Voluntary Employee Injury Benefit (VEIB) Plan.

(10) Second quarter 1997 includes pre-tax asset impairment and restructuring charges of $4,988,000.

(11) Second quarter 1997 results include a pre-tax benefit of $558,000 to reduce insurance reserves for workers' compensation and the VEIB Plan.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.:

     We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

LOGO
DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 12, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PANCHO'S MEXICAN BUFFET, INC.

December 10, 1999                           By      /s/ HOLLIS TAYLOR
                                             -----------------------------------
                                             Hollis Taylor, President and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----

                  /s/ JESSE ARRAMBIDE, III                              December 10, 1999
------------------------------------------------------------
  Jesse Arrambide, III, Chairman of the Board of Directors
                     /s/ HOLLIS TAYLOR                                  December 10, 1999
------------------------------------------------------------
  Hollis Taylor, President and Chief Executive Officer and
                          Director
               (Principal Executive Officer)

                     /s/ W. BRAD FAGAN                                  December 10, 1999
------------------------------------------------------------
   Brad Fagan, Vice President, Treasurer, Chief Financial
  Officer and Assistant Secretary (Principal Financial and
                    Accounting Officer)

                   /s/ SAMUEL L. CARLSON                                December 10, 1999
------------------------------------------------------------
                Samuel L. Carlson, Director

                     /s/ ROBERT L. LIST                                 December 10, 1999
------------------------------------------------------------
                  Robert L. List, Director

                       /s/ DAVID ODEN                                   December 10, 1999
------------------------------------------------------------
                    David Oden, Director

                     /s/ TOMAS ORENDAIN                                 December 10, 1999
------------------------------------------------------------
                  Tomas Orendain, Director

                   /s/ GEORGE N. RIORDAN                                December 10, 1999
------------------------------------------------------------
                George N. Riordan, Director

                 /s/ RUDOLPH RODRIGUEZ, JR.                             December 10, 1999
------------------------------------------------------------
              Rudolph Rodriguez, Jr., Director

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
    2        --   Not applicable
    3(a)     --   Certificate of Incorporation of Pancho's Mexican Buffet, Inc.(2)
    3(b)     --   Certificates of Amendment of Certificate of Incorporation(3)
    3(c)     --   Certificate of Amendment of Certificate of Incorporation(5)
    3(d)     --   Certificate of Amendment of Certificate of Incorporation(8)
    3(e)     --   Bylaws of Pancho's Mexican Buffet, Inc. as amended through October 5, 1990(10)
    3(f)     --   Agreement and Plan of Merger dated December 31, 1968(1)
    3(g)     --   Certificate of Amendment of Certificate of Incorporation, dated January 25, 1995(15)
    3(h)     --   Restated Certificate of Incorporation, as revised January 25, 1995(15)
    3(i)     --   Certificate of Amendment to Certificate of Incorporation, dated January 27, 1999(24)
    4(a)     --   Certificate of Incorporation and Bylaws of Registrant, as amended. See Exhibit 3 items above.
    4(b)     --   Rights Agreement dated as of January 30, 1996, between Pancho's Mexican Buffet, Inc.
                  and KeyCorp Shareholder Services, Inc. with Exhibit A (form of Certificate of
                  Designation, Preferences and Rights of Series A Preferred Stock), Exhibit B (form of
                  Right Certificate), and Exhibit C (Summary of Rights to Purchase Series A Preferred
                  Stock) attached(6)
    4(c)     --   Amendment to Rights Agreement, dated July 25, 1997(21)
    9        --   Not applicable
   10(a)     --   1982 Stock Option Plan for Non-Employee Directors of Pancho's Mexican Buffet, Inc.(4)
   10(b)     --   Amendment No. 1 and 2 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(9)
   10(c)     --   1982 Incentive Stock Option Plan of Pancho's Mexican Buffet, Inc.(4)
   10(d)     --   Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet, Inc. 1982 Incentive Stock Option
                  Plan(9)
   10(e)     --   Pancho's Mexican Buffet, Inc. Employee Stock Purchase Plan(4)
   10(i)     --   Memo re: Officers Bonus Plan approved by Board of Directors of Pancho's Mexican Buffet,
                  Inc. on February 28, 1986(7)
   10(j)     --   Note, security agreement and investment letter -- re: sale of authorized but unissued
                  Common Stock of the Registrant to four executive officers in 1992(15)
   10(k)     --   Employment Contracts between the Registrant and four executive officers dated May 23,
                  1986 and March 25, 1994(15)
   10(l)     --   Pancho's Mexican Buffet, Inc. Cafeteria Plan(9)
   10(m)     --   Amendment No. 4 to 1982 Incentive Stock Option Plan of Pancho's Mexican Buffet,
                  Inc.(11)
   10(n)     --   Amendment No. 3 to 1982 Stock Option Plan for Non-Employee Directors of Pancho's
                  Mexican Buffet, Inc.(11)
   10(o)     --   1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.(12)
   10(p)     --   Revolving Credit and Term Loan Agreement dated February 16, 1994, between PMB
                  Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(13)

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
   10(q)     --   First Amendment to Revolving Credit and Term Loan Agreement dated February 9, 1995, between PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(r)     --   Second Amendment to Revolving Credit and Term Loan Agreement dated May 9, 1995, between
                  PMB Enterprises West, Inc. and First Interstate Bank of Texas, N.A.(14)
   10(s)     --   Third Amendment to Revolving Credit and Term Loan Agreement dated September 29,
                  1995(15)
   10(t)     --   Employment Contract between the Registrant and one executive officer, dated September
                  29, 1995(15)
   10(u)     --   Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 16,
                  1996(16)
   10(v)     --   Fifth Amendment to Revolving Credit and Term Loan Agreement dated June 28, 1996(17)
   10(w)     --   Sixth Amendment to Revolving Credit and Term Loan Agreement dated December 16, 1996(18)
   10(x)     --   Amendment to Revolving Credit and Term Loan Agreement, dated February 11, 1997(19)
   10(y)     --   Amendment to Revolving Credit and Term Loan Agreement, dated March 31, 1997(20)
   10(z)     --   Seventh Amendment to Revolving Credit and Term Loan Agreement, dated December 1,
                  1997(21)
   10(aa)    --   Amendment Number One to Pancho's Mexican Buffet, Inc. 1992 Stock Option Plan(22)
   10(ab)    --   Eighth Amendment to Revolving Credit and Term Loan Agreement, dated November 3,
                  1998(23)
   11        --   Not required -- Explanation of earnings per share computation is contained in Notes to
                  Consolidated Financial Statements.
   12        --   Not applicable
   13        --   Not applicable
   16        --   Not applicable
   18        --   Not applicable
   21        --   Subsidiaries of the registrant -- filed herewith
   22        --   Not applicable
   23        --   Consent of Independent Public Accountants -- filed herewith
   24        --   Not applicable
   27        --   Financial Data Schedule -- filed herewith
   28        --   Not applicable

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

 (4)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1983 -- such Exhibits are incorporated herein by reference.
 (5)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1984 -- such Exhibits are incorporated herein by reference.
 (6)  Filed with the Commission as an Exhibit to Form 8-A
      Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
 (7)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1986 -- such Exhibits are incorporated herein by reference.
 (8)  Filed with the Commission as an Exhibit to Form S-2
      Registration Statement No. 33-14484 on May 22, 1987 -- such
      Exhibit is incorporated herein by reference.
 (9)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1988 -- such Exhibits are incorporated herein by reference.
(10)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1990 -- such Exhibits are incorporated herein by reference.
(11)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1991 -- such Exhibits are incorporated herein by reference.
(12)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15)  Filed with the Commission as an Exhibit to the Company's
      Annual Report on Form 10-K for the year ended September 30,
      1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.
(22) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1997 -- such Exhibits are incorporated herein by reference.
(23) Filed with the Commission as an Exhibit to Form 10-K for the year ended September 30, 1998 -- such Exhibits are incorporated herein by reference.
(24) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1999 -- such Exhibits are incorporated herein by reference.