Form 10-Q
period 1999-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 2000-02-10
CIK 75929

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X     NO

Number of shares of Common Stock outstanding as of January 31, 2000:
1,464,006.

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

Part I.  Financial Information

  Item 1.       Financial Statements:
        Introduction                                                        1

        Consolidated Condensed Balance Sheets,
                December 31, 1999 and September 30,1999                     2

        Consolidated Condensed Statements of
                Operations for the Three-Months Ended
                December 31, 1999 and 1998                                  3

        Consolidated Condensed Statements of Cash
                Flows for the Three-Months Ended
                December 31, 1999 and 1998                                  4

        Notes to Consolidated Condensed Financial Statements                5

        Independent Accountants' Review Report                              7

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8

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

PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

        The consolidated condensed financial statements included herein have been prepared by the Company without audit as of December 31, 1999 and for the three-month periods ended December 31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim period is not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

        Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of December 31, 1999 and for the three-month periods ended December 31, 1999 and 1998 included herein.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          Dec 31,        Sept 30,
                                                            1999            1999
                                                        (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                          $    950,000    $  1,242,000
    Accounts and notes receivable, current portion          177,000         208,000
    Inventories                                             539,000         469,000
    Prepaid expenses                                         81,000         242,000
        Total current assets                              1,747,000       2,161,000

Property, plant and equipment:
    Land                                                  1,654,000       1,868,000
    Buildings                                             6,440,000       6,900,000
    Leasehold improvements                               17,485,000      17,268,000
    Equipment and furniture                              21,896,000      21,469,000
    Construction in progress                                  2,000         429,000
        Total                                            47,477,000      47,934,000
    Less accumulated depreciation and amortization      (32,043,000)    (32,392,000)
             Property, plant and equipment - net         15,434,000      15,542,000

Other assets:
    Land and buildings held for sale                        712,000         309,000
    Other, including noncurrent portion of receivables      353,000         400,000
        Total other assets                                1,065,000         709,000
                                                       ------------    ------------
            Total assets                               $ 18,246,000    $ 18,412,000
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $    942,000    $    701,000
    Debt classified as current                              139,000         139,000
    Accrued wages and bonuses                             1,527,000       1,734,000
    Accrued insurance costs, current                      1,011,000       1,087,000
    Other current liabilities                             1,752,000       1,331,000
        Total current liabilities                         5,371,000       4,992,000

Other liabilities:
    Long-term debt                                          184,000         222,000
    Accrued insurance costs, non-current                  1,033,000       1,149,000
    Restructuring reserves, non-current                     330,000         346,000
        Total other liabilities                           1,547,000       1,717,000

Commitments and Contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                            149,000         149,000
    Additional paid-in capital                           18,988,000      18,988,000
    Retained earnings (accumulated deficit)              (7,574,000)     (7,197,000)
    Treasury stock at cost                                  (66,000)        (68,000)
    Stock notes receivable                                 (169,000)       (169,000)
        Stockholders' equity                             11,328,000      11,703,000
                                                       ------------    ------------
            Total liabilities and stockholders' equity $ 18,246,000    $ 18,412,000
                                                       ============    ============

See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                                 Dec 31,
                                                            1999            1998
Sales                                                  $ 13,307,000    $ 13,767,000

Costs and Expenses:
    Food costs                                            3,517,000       3,680,000
    Restaurant labor and related expenses                 5,293,000       5,324,000
    Restaurant operating expenses                         3,204,000       3,060,000
    Depreciation and amortization                           489,000         500,000
    General and administrative expenses                   1,130,000       1,196,000
    Preopening costs                                         43,000
        Total                                            13,676,000      13,760,000

Operating Income (loss)                                    (369,000)          7,000


Interest Expense                                                            (17,000)
Other, including interest income                             (8,000)        124,000

Earnings (loss) before income taxes                        (377,000)        114,000

Provision (benefit) for income taxes

       Net earnings (loss)                             $   (377,000)   $    114,000


Basic and diluted earnings (loss) per share            $      (0.26)   $       0.08


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended December
                                                            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $   (377,000)   $    114,000
  Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                          489,000         500,000
     Loss (gain) on sale of assets                           19,000        (110,000)
     Stock compensation to outside directors                                 10,000
     Other                                                    2,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                          31,000           4,000
      Inventories, prepaid expenses and other assets         97,000         183,000
      Accounts payable and accrued expenses                 318,000         164,000
      Restructuring reserves                                (15,000)       (216,000)

              Net cash provided by operating activities     564,000         649,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                       (837,000)       (237,000)
  Proceeds from sale of assets                               19,000       1,097,000
              Net cash provided (used) by investing
                activities                                 (818,000)        860,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                               (340,000)
  Long-term borrowings                                                    4,520,000
  Repayments of long-term borrowings                        (38,000)     (5,564,000)
              Net cash used by financing activities         (38,000)     (1,384,000)

Net increase  (decrease) in cash and cash equivalents      (292,000)        125,000

Cash and cash equivalents, beginning of period            1,242,000         546,000

Cash and cash equivalents, end of period               $    950,000    $    671,000

SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized amounts                 ---        $     35,000

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

All per share amounts have been adjusted for the effect of the one-for-three reverse stock split of the company's common stock, effective January 27, 1999.

The weighted average outstanding shares were 1,464,000 and 1,453,000 for the three-months ended December 31, 1999 and 1998, respectively. Due to the net loss for the first quarter of fiscal 2000, the company's potential common shares were antidilutive and excluded from the loss per share calculation for that period. For the quarter ended December 31, 1998, outstanding options had no dilutive effect because the market price was less than the option exercise price. Therefore, there was no difference between basic and diluted earnings (loss) per share in either quarter. At December 31, 1999, there were 118,963 options outstanding which represented potential common shares which could be dilutive in the future.

2.      INCOME TAXES

Deferred tax assets net of deferred tax liabilities increased $104,000 in the quarter ended December 31, 1999, to $7.5 million, due mainly to the increase in the federal net operating loss carry-forward for the quarter. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the quarter ended December 31, 1999.

Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss
(NOL) carry-forwards which expire in years 2009 through 2020, and state NOL carry-forwards which expire in years 2000 through 2015.

3.      RESTRUCTURING RESERVES

At December 31, 1999, a total of $498,000 in restructuring reserves was included on the company's balance sheet, split between other current liabilities and restructuring reserves, noncurrent. The company reduced its total restructuring reserves by $15,000 paid on restructuring costs incurred during the quarter ended December 31, 1999.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 1999 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
January 25, 2000

PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations


Financial Condition

As of December 31, 1999, the company's current ratio was 0.3 to 1, down 0.1 from September 30, 1999. Like many restaurant chains, the company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods. The company's cash and cash equivalents decreased $292,000 since September 30, 1999, as detailed in the cash flow statements.

Cash flow from operations provided $564,000 and $649,000 in the quarters ended December 31, 1999 and 1998, respectively. The decline is due to the net loss incurred in the first quarter of fiscal 2000, partially offset by an increase in accounts payable and accrued operating expenses.

Investing activities in the quarter ended December 31, 1999 used $818,000 in cash, due to property additions of $837,000. Property additions consisted mainly of the company's complete remodel of its Mesquite, Texas restaurant. In same period last year, the company invested $237,000 in property additions, and received $1,097,000 from the sale of assets, mainly land and buildings of two closed restaurant sites.

Capital spending in fiscal 2000 is expected to be between $2 million and $3 million, as the company continues its reimaging campaign. The company plans to pay for property additions this year with cash flow from operations and proceeds from the sale of land and buildings held for sale. In the quarter ended December 31,1999, the company reclassified $403,000 from property to land and buildings held for sale. The company has land and buildings held for sale carried at $712,000, consisting of one closed restaurant site and land with a warehouse building adjacent to its corporate headquarters. The company has a tentative sale contract pending on one of these properties.

To increase customer counts and total sales, the company has been pursuing a reimaging strategy which includes the development of a new appearance and atmosphere for its restaurants. In September 1999, the company began a complete remodel of its Mesquite, Texas restaurant. That unit reopened under the banner Pancho's Buffet & Grill(TM) in December 1999 and has generated significant sales increases and positive customer response. Management expects to spend about $1 million to remodel two more restaurants with the same style this year.

In February 2000, the company announced plans to develop a Pancho's Express Buffet(TM) format offering customers the convenient all-you-can-eat buffet at a price point of only $3.99 per person. The company plans to spend about $600,000 to convert four of its smaller or lower volume units to this format this year.

No new restaurants were opened in the first quarter of 2000 or fiscal year 1999, and none are currently planned, as management intends to remodel existing restaurants to develop and expand its new Pancho's Buffet & Grill(TM) and Pancho's Express Buffet(TM) formats. Other capital spending will include normal operating replacements and upgrades.

Financing activities used $38,000 to repay debt in the quarter ended
December 31, 1999, versus $1,384,000 in the same period last year. Debt payments decreased in the first quarter of fiscal 2000 because the company paid off its bank debt in February 1999. The company continues to make payments on notes issued in prior years to buy out leases on closed restaurant sites.

The company does not currently have a line of credit to finance working capital needs. Although the company expects cash flow from operations to be sufficient to fund its anticipated operating needs in fiscal 2000, management may pursue some form of working capital credit during the year.

No dividends have been paid since December 1997. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.

Results of Operations

Total sales were down $460,000 for the quarter ended December 31, 1999 compared to the same period last year. Of this decline, $147,000 resulted from the temporary closing of the Mesquite restaurant while it was remodeled to the new Pancho's Buffet & Grill(TM) format. The Mesquite unit reopened in December 1999.

Same-store sales decreased 2.4% versus the prior year quarter. Average sales per unit were $279,000 and $287,000 in the quarters ended December 31, 1999 and 1998, respectively.

The company implemented a price increase of about 4.5% in the quarter ended December 31, 1999. This increase was rolled out to restaurants market by market throughout the quarter, so that its effect in the quarter is estimated at less than 3%. Customer discounts were 4.5% and 3.7% of sales for the quarters ended December 31, 1999 and 1998, respectively. Discounting tactics are used to increase customer frequency and attract new customer trials.

In 1999, the company initiated a reimaging project to revitalize the Pancho's concept and improve sales trends. The reimaging initiative addresses changes in restaurant design, recipes, food offerings and cooking and service procedures. This reimaging includes the Mesquite location remodel under the Pancho's Buffet & Grill banner and a Pancho's Express Buffet format to be developed in fiscal 2000.

The Mesquite remodel features an exciting new design with rich, bold colors, softer lighting and a high-energy atmosphere. The Mesquite restaurant reopened as Pancho's Buffet & Grill in December 1999 with strong early sales gains and customer response. Management plans to remodel two more existing restaurants this year based on the Mesquite prototype.

The company is also developing a Pancho's Express Buffet(TM) format offering customers the convenient all-you-can-eat buffet at a price point of only $3.99 per person. The company plans to remodel four existing units to the express format in 2000. This format is designed to reinvigorate certain smaller or lower sales units.

The company has thus identified a strategy to boost sales in certain units by updating them with the Pancho's Buffet & Grill(TM) prototype. In other restaurants, the company will seek to boost sales and improve margins by developing its express format. As it rolls out these two divergent formats, the company will evaluate their return on investment potential for remodeling other Pancho's locations.

Management views these two alternative formats as brand extensions of its existing Pancho's Mexican Buffet restaurants. It will continue to operate and promote its traditional Pancho's Mexican Buffet units as it develops the potential for these brand extensions.

The company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific tactics is developed for each location and complemented by company programs such as the Birthday Club and School Rewards programs and Seniors Club.

Food cost declined 0.3% of sales in the quarter ended December 31, 1999 compared with the same quarter last year.

Restaurant labor and related expenses increased 1.1% of sales for the quarter ended December 31, 1999 compared with the same quarter last year. Due to successful claims management, the company reduced its reserves for workers' injury insurance by $162,000 in the quarter ended December 31, 1999. After eliminating this benefit, labor costs were 2.4% of sales higher in 2000. Wage rate inflation accounted for about two-thirds of the labor cost increase. The remaining increase resulted from a combination of lower sales and more time spent training due to the implementation of new recipes.

Restaurant operating expenses include occupancy costs, utilities, maintenance expense, supplies, restaurant marketing and other costs. These costs rose 1.9% of sales for the first quarter of 2000 versus the same period last year. Restaurant marketing and promotion expenses were 1.2% of sales more than the prior year quarter. Supply costs rose 0.6% of sales versus the prior year quarter, mainly due to the purchase of new uniforms and smallwares for the roll out of new recipes and salsa bars during the quarter. Many other operating costs, notably utilities, maintenance and occupancy costs, do not vary directly with sales volume, so lower sales exerts upward pressure on the cost-to-sales ratio.

The company's Mesquite restaurant was closed from September through November 1999 for a complete reimaging remodel and was reopened in December 1999 under the new name Pancho's Buffet & Grill(TM). Pre-opening costs of $43,000 for this unit were recorded in the first quarter of fiscal 2000, and no preopening costs were recorded in the prior year because no new or rebranded units were opened in the prior period. Pre-opening costs include labor related costs prior to opening, including recruiting expenses, food costs for preopening testing and training, and construction supplies.

The company incurred a loss of $19,000 on the disposal of assets in the quarter ended December 31, 1999, compared with a gain on sale of assets of $110,000 in the prior year quarter.

In the quarter ended June 30,1998, the company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.

Deferred tax assets net of deferred tax liabilities increased $104,000 in the quarter ended December 31, 1999, to $7.5 million, due mainly to the increase in the federal net operating loss carryforward for the quarter. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the quarter ended December 31, 1999.

Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss
(NOL) carryforwards which expire in years 2009 through 2020, and state NOL carryforwards which expire in years 2000 through 2015.

For the reasons detailed above, the company had a net loss of $377,000 for the quarter ended December 31, 1999, compared with net earnings of $114,000 for the same period last year. The company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs.

Year 2000 System Remediation

In the quarter ended December 31, 1999, the company successfully completed its system remediation efforts regarding date recognition for the year 2000. The company has not encountered any problems processing date information in the year 2000.

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

Special Note Regarding Forward-Looking Information

Certain statements in this report are forward-looking statements which represent the company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, plans to sell assets, ability to pay debt, unit growth, capital expenditures, future borrowings, future cash flows and future results of operations. The company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; and laws and regulations affecting labor and employee benefit costs. The company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

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

        (b)     Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PANCHO'S MEXICAN BUFFET, INC.




                                      February 9, 2000

                                      /s/ Hollis Taylor
                                      Hollis Taylor, President and Chief
                                      Executive Officer (Principal
                                      Executive Officer)


                                      February 9, 2000

                                      /s/ W. Brad Fagan
                                      Brad Fagan, Vice President,
                                      Treasurer, Chief Financial Officer and
                                      Assistant Secretary (Principal Financial
                                      and Accounting Officer)