Form 10-Q
period 2000-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 2000-05-10
CIK 75929

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding as of April 27, 2000: 1,464,006.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------

PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements:

               Introduction                                                        1

               Consolidated Condensed Balance Sheets,
                    March 31, 2000 and September 30,1999                           2

               Consolidated Condensed Statements of Operations
                    for the Three Months and Six Months Ended
                    March 31, 2000 and 1999                                        3

               Consolidated Condensed Statements of Cash Flows
                    for the Six Months Ended March 31, 2000 and 1999               4

               Notes to Consolidated Condensed Financial Statements                5

               Independent Accountants' Review Report                              7

  Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  8

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 2000 and for the three-month and six-month periods ended March 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim period is not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

             Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 2000 and for the three-month and six-month periods ended March 31, 2000 and 1999 included herein.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               MARCH 31,
                                                                 2000            SEPTEMBER 30,
                                                              (UNAUDITED)            1999
                                                             ------------        ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $  1,508,000        $  1,242,000
    Accounts and notes receivable, current portion                121,000             208,000
    Inventories                                                   521,000             469,000
    Prepaid expenses                                              177,000             242,000
                                                             ------------        ------------
        Total current assets                                    2,327,000           2,161,000
                                                             ------------        ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                        1,654,000           1,868,000
    Buildings                                                   6,441,000           6,900,000
    Leasehold improvements                                     17,557,000          17,268,000
    Equipment and furniture                                    21,813,000          21,469,000
    Construction in progress                                                          429,000
                                                             ------------        ------------
        Total                                                  47,465,000          47,934,000
    Less accumulated depreciation and amortization            (32,252,000)        (32,392,000)
                                                             ------------        ------------
             Property, plant and equipment - net               15,213,000          15,542,000
                                                             ------------        ------------

OTHER ASSETS:
    Land and buildings held for sale                              309,000             309,000
    Other, including noncurrent portion of receivables            341,000             400,000
                                                             ------------        ------------
        Total other assets                                        650,000             709,000
                                                             ------------        ------------

            TOTAL ASSETS                                     $ 18,190,000        $ 18,412,000
                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $  1,307,000        $    701,000
    Debt classified as current                                    136,000             139,000
    Accrued wages and bonuses                                   1,301,000           1,734,000
    Accrued insurance costs, current                              425,000           1,087,000
    Other current liabilities                                   1,736,000           1,331,000
                                                             ------------        ------------
        Total current liabilities                               4,905,000           4,992,000
                                                             ------------        ------------

OTHER LIABILITIES:
    Long-term debt                                                147,000             222,000
    Accrued insurance costs, non-current                          652,000           1,149,000
    Restructuring reserves, non-current                           318,000             346,000
                                                             ------------        ------------
        Total other liabilities                                 1,117,000           1,717,000
                                                             ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock
    Common stock                                                  149,000             149,000
    Additional paid-in capital                                 18,988,000          18,988,000
    Retained earnings (accumulated deficit)                    (6,734,000)         (7,197,000)
    Treasury stock at cost                                        (66,000)            (68,000)
    Stock notes receivable                                       (169,000)           (169,000)
                                                             ------------        ------------
        Stockholders' equity                                   12,168,000          11,703,000
                                                             ------------        ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 18,190,000        $ 18,412,000
                                                             ============        ============


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            MARCH 31,                                MARCH 31,
                                                --------------------------------        ---------------------------------
                                                    2000                1999                2000                1999
                                                ------------        ------------        ------------        ------------
SALES                                           $ 14,155,000        $ 14,350,000        $ 27,462,000        $ 28,117,000
                                                ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
    Food costs                                     3,790,000           3,801,000           7,307,000           7,481,000
    Restaurant labor and related expenses          5,008,000           5,310,000          10,301,000          10,634,000
    Restaurant operating expenses                  2,858,000           2,974,000           6,062,000           6,034,000
    Depreciation and amortization                    501,000             485,000             990,000             985,000
    General and administrative expenses            1,185,000           1,356,000           2,315,000           2,552,000
    Preopening costs                                                                          43,000
                                                ------------        ------------        ------------        ------------
        Total                                     13,342,000          13,926,000          27,018,000          27,686,000
                                                ------------        ------------        ------------        ------------

OPERATING INCOME                                     813,000             424,000             444,000             431,000

INTEREST EXPENSE                                     (17,000)             (5,000)            (17,000)            (22,000)
OTHER, INCLUDING INTEREST INCOME                      44,000             131,000              36,000             255,000
                                                ------------        ------------        ------------        ------------

EARNINGS BEFORE INCOME TAXES                         840,000             550,000             463,000             664,000

BENEFIT FOR INCOME TAXES                                                 (12,000)                                (12,000)
                                                ------------        ------------        ------------        ------------

       NET EARNINGS                             $    840,000        $    562,000        $    463,000        $    676,000
                                                ============        ============        ============        ============

BASIC AND DILUTED EARNINGS PER SHARE            $       0.58        $       0.38        $       0.32        $       0.46
                                                ============        ============        ============        ============


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED MARCH 31,
                                                                        --------------------------------
                                                                            2000                1999
                                                                        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $    463,000        $    676,000
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                           990,000             985,000
     Adjustment of insurance reserves                                     (1,020,000)           (248,000)
     Gain on sale of assets                                                  (11,000)           (237,000)
     Stock compensation to outside directors                                                      22,000
     Other                                                                     2,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                           88,000             (32,000)
      Inventories, prepaid expenses and other assets                          21,000             212,000
      Accounts payable and accrued expenses                                  510,000              93,000
      Restructuring reserves                                                 (26,000)           (318,000)
                                                                        ------------        ------------
              Net cash provided by operating activities                    1,017,000           1,153,000
                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                      (1,133,000)           (391,000)
  Proceeds from sale of assets                                               460,000           2,023,000
                                                                        ------------        ------------
              Net cash provided (used) by investing activities              (673,000)          1,632,000
                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                  (3,000)           (340,000)
  Long-term borrowings                                                                         6,650,000
  Repayments of long-term borrowings                                         (75,000)         (8,132,000)
                                                                        ------------        ------------
              Net cash used by financing activities                          (78,000)         (1,822,000)
                                                                        ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    266,000             963,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,242,000             546,000
                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,508,000        $  1,509,000
                                                                        ============        ============

SUPPLEMENTAL INFORMATION:
  Income tax refunds received                                                               $     12,000
  Interest paid, net of capitalized amounts                             $     17,000        $     35,000


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NET EARNINGS PER SHARE

         The company reports earnings per share (EPS) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Because it has potential common shares, the company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

         All per share amounts have been adjusted for the effect of the one-for-three reverse stock split of the company's common stock, effective January 27, 1999.

         The basic weighted average shares outstanding were 1,464,000 and 1,459,000 for the three months ended March 31, 2000 and 1999, respectively. Fully diluted weighted average shares were 1,468,000 for the quarter ended March 31, 2000. The average price of the company's stock for the quarter ended March 31, 1999 was below the exercise price of all outstanding options, therefore all potential common shares were anti dilutive.

         Basic weighted average shares outstanding were 1,464,000 and 1,456,000 for the six months ended March 31, 2000 and 1999, respectively. Fully diluted weighted average shares were 1,466,000 for the half ended March 31, 2000. For the six months ended March 31, 1999, outstanding options had no dilutive effect because the average market price was less than the option exercise price. At March 31, 2000, there were 124,247 options outstanding which represented potential common shares which could be dilutive in the future.

2.       INCOME TAXES

         Deferred tax assets net of deferred tax liabilities decreased $181,000 in the six months ended March 31, 2000, to $7.2 million. The decrease was due mainly to the reduction of insurance reserves. The valuation allowance was decreased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the six months ended March 31, 2000.

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

3.       RESTRUCTURING RESERVES

         At March 31, 2000, a total of $487,000 in restructuring reserves was included on the company's balance sheet, split between other current liabilities and restructuring reserves, noncurrent. The company reduced its total restructuring reserves by $26,000 paid on restructuring costs during the six months ended March 31, 2000.

4.       INSURANCE RESERVES

         At March 31, 2000, a total of $1,077,000 in insurance reserves was included on the company's balance sheet, split between current and noncurrent liabilities. These are reserves for estimated losses on claims originating in prior years on the company's retrospective insurance plans for workers' compensation and general liability, and on the self-insured Voluntary Employee Injury Benefits (VEIB) Plan.

         The company has replaced its retrospective policies and self-insured insurance plans with guaranteed premium policies. The company obtained guaranteed policies for workers' compensation and general liability beginning in calendar year 1998. The company replaced its VEIB Plan with its guaranteed workers' compensation policy effective for calendar year 2000. Therefore, the company is no longer accruing for estimated self-insurance and retrospective insurance losses.

         Periodically, as claims are identified and resolved, the company reassesses its insurance loss reserves. In the quarter and six months ended March 31, 2000, the company reduced its reserves by $883,000 and $1,020,000, respectively. In the quarter ended March 31, 1999, the company reduced its insurance reserves by $248,000. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 2000 and the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 2000 and 1999 and the consolidated condensed statements of cash flows for the six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 27, 2000

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

As of March 31, 2000, the company's current ratio was 0.5 to 1, up 0.1 from September 30, 1999. The increase was due mainly to the increase in cash and cash equivalents of $266,000, as detailed in the cash flow statements. Like many restaurant chains, the company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being paid off in subsequent periods. Cash flow from operations provided $1,017,000 and $1,153,000 in the six months ended March 31, 2000 and 1999, respectively.

The company invested $1,133,000 in property additions in the six months ended March 31, 2000, mainly to complete the remodel of the Mesquite location. The company realized $460,000 in cash proceeds from the sale of assets in the same period, mainly for the sale of a warehouse and land adjacent to its corporate headquarters. In the six months ended March 31, 1999, the company invested $391,000 in property additions and realized $2,023,000 from the sale of land, buildings and other property from previously closed restaurants.

Capital spending in fiscal 2000 is expected to be between $2 million and $3 million, as the company continues its reimaging campaign. The company plans to pay for property additions this year with cash flow from operations and proceeds from the sale of land and buildings held for sale. To increase customer counts and total sales, the company is pursuing a reimaging strategy that includes the development of a new appearance and atmosphere for its restaurants. In September 1999, the company began a complete remodel of its Mesquite, Texas restaurant. That unit reopened under the banner Pancho's Buffet & Grill(TM) in December 1999 and has generated significant sales increases and positive customer response. The company plans to spend about $1 million to remodel two more restaurants with the same style this year.

In February 2000, the company announced plans to develop a Panchito's $3.99 Buffet (TM) format offering customers a convenient all-you-can-eat buffet at a price of only $3.99 per person. The company plans to spend about $800,000 to convert four of its smaller or lower volume units to this format this year.

No new restaurants were opened in the first six months of 2000 or fiscal year 1999, and none are currently planned, as management intends to remodel existing restaurants to develop and expand its new Pancho's Buffet & Grill(TM) and Panchito's $3.99

Buffet(TM) formats. Other capital spending will include normal operating replacements and upgrades.

Financing activities used $78,000 to repay debt in the six months ended March 31, 2000, versus $1,822,000 in the same period last year. Debt payments decreased in fiscal 2000 because the company paid off its bank debt in February 1999. The company continues to make payments on notes issued in prior years to buy out leases on closed restaurant sites.

The company does not currently have a line of credit to finance working capital needs. Although the company expects cash flow from operations to be sufficient to fund its anticipated operating needs in fiscal 2000, management may pursue some form of working capital credit in the future.

The company reduced its accrued insurance costs by $1,020,000 and $248,000 in the six months ended March 31, 2000 and 1999, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience. Effective for calendar year 2000, the company is no longer self-insured, and is therefore no longer accruing additional insurance loss reserves.

No dividends have been paid since December 1997. Future cash dividends will depend on earnings, financial position, capital requirements, debt restrictions and other relevant factors.

RESULTS OF OPERATIONS

Total sales were down $195,000 and $655,000 for the quarter and half ended March 31, 2000 compared to the same periods last year. Same-store sales decreased 1.4% and 2.5% for the quarter and six months versus the prior year periods. Average sales per unit were $294,000 and $567,000 for the quarter and half ended March 31, 2000 and 1999, respectively, compared with $298,000 and $585,000 for the prior year periods.

The company implemented a price increase of about 4.5% in the quarter ended December 31, 1999. This increase was rolled out to restaurants market by market during that quarter, so its effect during the six months ended March 31, 2000 is estimated at about 3.75%.

In 1999, the company initiated a reimaging project to revitalize the Pancho's concept and improve sales trends. The reimaging initiative addresses changes in restaurant design, recipes, food offerings and cooking and service procedures. This reimaging includes the Mesquite location remodel under the Pancho's Buffet & Grill(TM) banner and a streamlined Panchito's $3.99 Buffet(TM) format to be developed in fiscal 2000.

The Mesquite remodel features an exciting new design with rich, bold colors, softer lighting and a high-energy atmosphere. The Mesquite restaurant reopened as Pancho's Buffet & Grill(TM) in December 1999, and has maintained strong early sales gains and customer response. Management plans to remodel two more existing restaurants this year based on the Mesquite prototype.

The company is also developing a Panchito's $3.99 Buffet(TM) format offering customers a convenient all-you-can-eat buffet for only $3.99 per person. The company plans to remodel four existing units to the express format in 2000. This format is designed to reinvigorate certain smaller or lower sales units.

The company has thus developed a strategy to boost sales and improve margins by remodeling some units with the Pancho's Buffet & Grill(TM) prototype and by developing its Panchito's $3.99 Buffet(TM) format in other locations. As it rolls out these two divergent formats, the company will evaluate their return on investment potential for remodeling other Pancho's locations.

Management views these two alternative formats as brand extensions of its existing Pancho's Mexican Buffet(R) restaurants. It will continue to operate and promote its traditional Pancho's Mexican Buffet(R) units as it develops the potential for these brand extensions.

The company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific tactics is developed for each location and complemented by company programs such as the Birthday Club and School Rewards programs and Seniors Club.

Food costs rose 0.3% of sales for the quarter ended March 31, 2000 compared with the same quarter last year. Food costs were the same as a percentage of sales for the six months ended March 31, 2000 and 1999.

Due to settlement of claims for substantially less than reserved, the company reduced its reserves for workers' injury insurance by $647,000 and $809,000 in the quarter and six months ended March 31, 2000. The company also reduced these reserves by $199,000 in the quarter and six months ended March 31, 1999. After eliminating the benefit of these adjustments, labor costs rose 1.6% and 2.0% of sales for the quarter and half ended March 31, 2000. Wage rate inflation and the effect of lower sales were the main reasons for this cost increase.

Restaurant operating expenses include occupancy costs, utilities, liability insurance, maintenance expense, supplies, restaurant marketing and other costs. Due to the settlement of claims for substantially less than reserved, liability insurance reserves were reduced by $236,000 and $211,000 for the quarter and half ended March 31, 2000, and by $49,000 in the quarter and half ended March 31, 1999. After eliminating these adjustments, restaurant operating costs rose 0.8% and 1.2% of sales for the quarter and six months ended March 31, 2000 versus the same period last year.

Restaurant marketing and promotion expenses were 0.2% and 0.6% of sales more than the 1999 quarter and half, respectively. Supply costs were also up, mainly due to the purchase of new uniforms and smallwares for the roll out of new recipes and salsa bars during the quarter. Many other operating costs, notably utilities, maintenance and occupancy costs, do not vary directly with sales volume, so lower sales exerts upward pressure on the cost-to-sales ratio.

The company's Mesquite restaurant was closed from September through November 1999 for a complete reimaging remodel and was reopened in December 1999 under the new name Pancho's Buffet & Grill(TM). Preopening costs of $43,000 for this unit were recorded in the first quarter of fiscal 2000, and no preopening costs were recorded in the prior year because no new or rebranded units were opened in the prior period. Preopening costs include labor related costs prior to opening, including recruiting expenses, food costs for preopening testing and training, and construction supplies.

Other, including interest income includes gains of $30,000 and $11,000 on the sale of assets in the quarter and half ended March 31, 2000, versus $127,000 and $237,000 for the same periods last year.

In the quarter ended June 30,1998, the company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.

Deferred tax assets net of deferred tax liabilities decreased $181,000 in the six months ended March 31, 2000, to $7.2 million, due mainly to the reduction in insurance reserves. The valuation allowance was decreased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the half ended March 31, 2000.

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

For the reasons detailed above, the company had net earnings of $840,000 and $463,000 for the quarter and half ended March 31, 2000, respectively, compared with $562,000 and $676,000 for the same periods last year. The company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs. Management plans to address these issues with its remodeling brand extension program.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report are forward-looking statements which represent the company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, remodeling plans, plans to sell assets, ability to pay debt, unit growth, capital expenditures, future borrowings, future cash flows, claims, payments and adjustments related to the company's insurance reserves, and future results of operations. The company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the company's insurance reserves; and laws and regulations affecting labor and employee benefit costs. The company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company held its annual meeting of stockholders on February 2, 2000. Proxies were solicited by the company pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

(b) There was no solicitation in opposition to management's nominees for directors in the proxy statement dated December 22, 1999, and all such nominees were elected, as detailed below.

         Name                            For                 Withheld
         --------------             -------------            --------
         Hollis Taylor                1,152,734               84,484
         Robert L. List               1,155,512               81,706
         George Riordan               1,155,442               81,776

     The names of other directors whose terms of office continued after the meeting are: Jesse Arrambide, III, Tomas Orendain, Rudolph Rodriguez, Jr., Samuel L. Carlson and David Oden.

(c) Effective January 1, 1998, the Board of Directors adopted the 1998 Restricted Stock Plan for Nonemployee Directors. The proposal to approve this plan and to approve the prior issuance of common stock pursuant to the terms of this plan was voted on at the annual meeting. The plan provides for the granting of common stock to nonemployee directors of the company. The proposal to approve this plan and the prior issuance of common stock under the plan was approved by a vote of stockholders at the meeting, as detailed below.

         Proposal                       For       Against    Abstain   Not Voted
         --------------------------   --------    -------    -------   ---------
         1998 Restricted Stock Plan    587,698    87,968      5,141     556,411

     No other items were voted on at the annual meeting.

(d)  not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits Required by Item 601 of Regulation S-K

                Exhibit
                Number
                -------
                    2        Not applicable
                    4        Not applicable
                   10        Not applicable
                   11        Not required--explanation of net earnings (loss)
                             per share computation is contained in notes to
                             consolidated condensed financial statements.
                   15        Letter re: unaudited interim financial
                             information
                   18        Not applicable
                   19        Not applicable
                   22        Not applicable
                   23        Not applicable
                   24        Not applicable
                   27        Financial Data Schedule

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          PANCHO'S MEXICAN BUFFET, INC.

          May 9, 2000                        /s/ Hollis Taylor
                                             -----------------------------------
                                             Hollis Taylor, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)


          May 9, 2000                        /s/ W. Brad Fagan
                                             -----------------------------------
                                             Brad Fagan, Vice President,
                                             Treasurer, Chief Financial Officer
                                             and Assistant Secretary (Principal
                                             Financial and Accounting Officer)

                                 EXHIBIT INDEX

                EXHIBIT
                NUMBER       DESCRIPTION
                -------      -----------
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