Form 10-Q
period 2000-06-30
PANCHOS MEXICAN BUFFET INC /DE
filed 2000-08-14
CIK 75929

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
________  SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _______


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
                                        YES  X  NO
                                            ---    ---

Number of shares of Common Stock outstanding as of July 20, 2000:  1,469,955.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1. Financial Statements:

          Introduction                                                        1

          Consolidated Condensed Balance Sheets,
               June 30, 2000 and September 30,1999                            2

          Consolidated Condensed Statements of Operations
               for the Three Months and Nine Months Ended
               June 30, 2000 and 1999                                         3

          Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended June 30, 2000 and 1999               4

          Notes to Consolidated Condensed Financial Statements                5

          Independent Accountants' Review Report                              8

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk
               (no response required)

Part II.  Other Information

  Item 1. Legal Proceedings (no response required)

  Item 2. Changes in Securities (no response required)

  Item 3. Defaults Upon Senior Securities (no response required)

  Item 4. Submission of Matters to a Vote of Security Holders
               (no response required)

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                    17

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The consolidated condensed financial statements included herein have been prepared by the Company without audit as of June 30, 2000 and for the three-month and nine-month periods ended June 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim period is not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

         Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of June 30, 2000 and for the three-month and nine-month periods ended June 30, 2000 and 1999 included herein.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           June 30,
                                                             2000        September 30,
                                                         (Unaudited)         1999
                                                         ------------    ------------
    ASSETS
    ------

Current assets:
    Cash and cash equivalents                            $  1,299,000    $  1,242,000
    Accounts and notes receivable, current portion            137,000         208,000
    Inventories                                               487,000         469,000
    Prepaid expenses                                          197,000         242,000
                                                         ------------    ------------
        Total current assets                                2,120,000       2,161,000
                                                         ------------    ------------

Property, plant and equipment:
    Land                                                    1,654,000       1,868,000
    Buildings                                               6,625,000       6,900,000
    Leasehold improvements                                 17,754,000      17,268,000
    Equipment and furniture                                21,526,000      21,469,000
    Construction in progress                                        0         429,000
                                                         ------------    ------------
        Total                                              47,559,000      47,934,000
    Less accumulated depreciation and amortization        (32,161,000)    (32,392,000)
                                                         ------------    ------------
             Property, plant and equipment - net           15,398,000      15,542,000
                                                         ------------    ------------

Other assets:
    Land and buildings held for sale                          309,000         309,000
    Other, including noncurrent portion of receivables        299,000         400,000
                                                         ------------    ------------
        Total other assets                                    608,000         709,000
                                                         ------------    ------------

            Total assets                                 $ 18,126,000    $ 18,412,000
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                     $    916,000    $    701,000
    Debt classified as current                                117,000         139,000
    Accrued wages and bonuses                               1,571,000       1,734,000
    Accrued insurance costs, current                          315,000       1,087,000
    Other current liabilities                               1,883,000       1,331,000
                                                         ------------    ------------
        Total current liabilities                           4,802,000       4,992,000
                                                         ------------    ------------

Other liabilities:
    Long-term debt                                            134,000         222,000
    Accrued insurance costs, non-current                      637,000       1,149,000
    Restructuring reserves, non-current                       315,000         346,000
                                                         ------------    ------------
        Total other liabilities                             1,086,000       1,717,000
                                                         ------------    ------------

Commitments and Contingencies

Stockholders' equity:
    Preferred stock
    Common stock                                              149,000         149,000
    Additional paid-in capital                             19,013,000      18,988,000
    Retained earnings (accumulated deficit)                (6,757,000)     (7,197,000)
    Treasury stock at cost                                    (69,000)        (68,000)
    Stock notes receivable                                    (98,000)       (169,000)
                                                         ------------    ------------
        Stockholders' equity                               12,238,000      11,703,000
                                                         ------------    ------------

            Total liabilities and stockholders' equity   $ 18,126,000    $ 18,412,000
                                                         ============    ============


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                       June 30,
                                                    ----------------------------    ---------------------------
                                                        2000            1999            2000           1999
                                                    ------------    ------------    ------------   ------------
      Sales                                         $ 14,366,000    $ 14,727,000    $ 41,828,000   $ 42,844,000
                                                    ------------    ------------    ------------   ------------

      Costs and Expenses:
          Food costs                                   3,828,000       3,877,000      11,135,000     11,358,000
          Restaurant labor and related expenses        5,703,000       5,425,000      16,004,000     16,059,000
          Restaurant operating expenses                3,140,000       2,719,000       9,202,000      8,753,000
          Depreciation and amortization                  484,000         494,000       1,474,000      1,479,000
          General and administrative expenses          1,261,000       1,266,000       3,576,000      3,818,000
          Preopening costs                                11,000                          54,000
                                                    ------------    ------------    ------------   ------------
              Total                                   14,427,000      13,781,000      41,445,000     41,467,000
                                                    ------------    ------------    ------------   ------------

      Operating Income (Loss)                            (61,000)        946,000         383,000      1,377,000


      Interest Expense                                                                   (17,000)       (22,000)
      Other, including interest income                    38,000         138,000          74,000        393,000
                                                    ------------    ------------    ------------   ------------

      Earnings (loss) before income taxes                (23,000)      1,084,000         440,000      1,748,000

      Benefit for income taxes                                                                          (12,000)
                                                    ------------    ------------    ------------   ------------

             Net earnings (loss)                    $    (23,000)   $  1,084,000    $    440,000   $  1,760,000
                                                    ============    ============    ============   ============


      Basic and diluted earnings (loss) per share   $      (0.02)   $       0.74    $       0.30   $       1.21
                                                    ============    ============    ============   ============


See notes to consolidated condensed financial statements.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Months Ended June 30,
                                                                 --------------------------
                                                                     2000          1999
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $   440,000    $ 1,760,000
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                 1,474,000      1,479,000
     Adjustment of insurance reserves                             (1,020,000)    (1,039,000)
     Gain on sale of assets                                          (43,000)      (359,000)
     Stock compensation to outside directors                          25,000         35,000
     Other                                                             2,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                   72,000          9,000
      Inventories, prepaid expenses and other assets                  38,000        157,000
      Accounts payable and accrued expenses                          411,000        493,000
      Restructuring reserves                                         (31,000)      (421,000)
                                                                 -----------    -----------
              Net cash provided by operating activities            1,368,000      2,114,000
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                              (1,781,000)      (777,000)
  Proceeds from sale of assets                                       512,000      2,072,000
                                                                 -----------    -----------
              Net cash provided (used) by investing activities    (1,269,000)     1,295,000
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                         (22,000)      (342,000)
  Long-term borrowings                                                            6,650,000
  Repayments of long-term borrowings                                 (88,000)    (8,161,000)
  Treasury stock aquired                                              (3,000)
  Payments on officer stock notes receivable                          71,000         56,000
                                                                 -----------    -----------
              Net cash used by financing activities                  (42,000)    (1,797,000)
                                                                 -----------    -----------

Net increase in cash and cash equivalents                             57,000      1,612,000

Cash and cash equivalents, beginning of period                     1,242,000        546,000
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 1,299,000    $ 2,158,000
                                                                 ===========    ===========

SUPPLEMENTAL INFORMATION:
  Income tax refunds received                                                   $    12,000
  Interest paid, net of capitalized amounts                      $    17,000    $    37,000


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

         The basic weighted average shares outstanding were 1,467,000 and 1,463,000 for the three months ended June 30, 2000 and 1999, respectively. Due to the net loss for the quarter ended June 30, 2000, the potential common shares were antidilutive and excluded from the loss per share calculation. The average price of the company's stock for the quarter ended June 30, 1999 was below the exercise price of all outstanding options, therefore all potential common shares were antidilutive.

         Basic weighted average shares outstanding were 1,465,000 and 1,458,000 for the nine months ended June 30, 2000 and 1999, respectively. Fully diluted weighted average shares were 1,466,000 for the nine months ended June 30, 2000. For the nine months ended June 30, 1999, outstanding options had no dilutive effect because the average market price was less than the option exercise price. At June 30, 2000, there were 177,284 options outstanding which represented potential common shares which could be dilutive in the future.

2.       INCOME TAXES

         Deferred tax assets net of deferred tax liabilities increased $1,000 in the nine months ended June 30, 2000, to $7.4 million. The increase was due mainly to the reduction of insurance reserves netted against unearned revenues. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the nine months ended June 30, 2000.

         Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carry forwards which expire in years 2009 through 2020, and state NOL carry forwards which expire in years 2000 through 2015.

3.       RESTRUCTURING RESERVES

         At June 30, 2000, a total of $482,000 in restructuring reserves was included on the company's balance sheet, split between other current liabilities and restructuring reserves, noncurrent. The company reduced its total restructuring reserves by $31,000 paid on restructuring costs during the nine months ended June 30, 2000.


4.       INSURANCE RESERVES

         At June 30, 2000, a total of $952,000 in insurance reserves was included on the company's balance sheet, split between current and noncurrent liabilities. These are reserves for estimated losses on claims originating in prior years on the company's retrospective insurance plans for workers' compensation and general liability, and on the self-insured Voluntary Employee Injury Benefits (VEIB) Plan.

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

         Periodically, as claims are identified and resolved, the company reassesses its insurance loss reserves. In the quarter and nine months ended June 30, 2000, the company reduced its reserves by $0 and $1,020,000, respectively. In the quarter and nine months ended June 30, 1999, the company reduced its insurance reserves by $790,000 and $1,039,000, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the company's financial statements no later than the first quarter of fiscal year 2001 and requires the company to recognize revenue only when it is realized or realizable and earned. Management has not completed evaluating the impact of the adoption of SAB 101 on the company's financial position, results of operations, or cash flows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2000 and 1999 and the consolidated condensed statements of cash flows for the nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
July 25, 2000

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

As of June 30, 2000, the company's current ratio was 0.4 to 1, resulting in no change from September 30, 1999. Like many restaurant chains, the company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods. Cash flow from operations provided $1,368,000 and $2,114,000 in the nine months ended June 30, 2000 and 1999, respectively.

The company invested $1,781,000 in property additions in the nine months ended June 30, 2000, mainly to complete the remodel of the Mesquite location and to remodel the Long Point and Uvalde locations. The company realized $512,000 in cash proceeds from the sale of assets in the same period, mainly for the sale of a warehouse and land adjacent to its corporate headquarters. In the nine months ended June 30, 1999, the company invested $777,000 in property additions and realized $2,072,000 from the sale of land, buildings and other property from previously closed restaurants.

Capital spending in fiscal 2000 is expected to be between $2 million and $3 million, as the company continues its reimaging campaign. The company plans to pay for property additions this year with cash flow from operations and proceeds from the sale of land and buildings held for sale. To increase customer counts and total sales, the company is pursuing a reimaging strategy that includes the development of a new appearance and atmosphere for its restaurants. In September 1999, the company began a complete remodel of its Mesquite, Texas restaurant. That unit reopened under the banner Pancho's Buffet & Grill/(TM)/ in December 1999 and has generated significant sales increases and positive customer response. The company plans to spend approximately $400,000 to remodel one more restaurant with the same style this calendar year.

In February 2000, the company announced plans to develop a Pancho's Express Buffet format offering customers a convenient all-you-can-eat buffet at a lower price point than the traditional Pancho's Mexican Buffet/(R)/. Subsequently, the name was changed to Panchito's $4.99 Buffet/(TM)/.

In May 2000, the company remodeled and opened its first Panchito's $4.99 Buffet/(TM)/ at its location on Long Point Road in Houston, Texas. In June 2000, the second Panchito's $4.99 Buffet/(TM)/ was remodeled and opened at the location on Uvalde in Houston, Texas. Depending on available cash flow, the company plans to convert one additional restaurant to the Panchito's $4.99 Buffet/(TM)/ concept before the calendar year end.

No new restaurants were opened in the first nine months of 2000 or fiscal year 1999, and none are currently planned, as management intends to remodel existing restaurants to develop and expand its new Pancho's Buffet & Grill/(TM)/ and Panchito's $4.99 Buffet/(TM)/ formats. Other capital spending will include normal operating replacements and upgrades.

Financing activities used $110,000 to repay debt in the nine months ended June 30, 2000, versus $1,853,000 in the same period last year. Debt payments decreased in fiscal 2000 because the company paid off its bank debt in February 1999. The company continues to make payments on notes issued in prior years to buy out leases on closed restaurant sites.

The company does not currently have a line of credit to finance working capital needs. Although the company expects cash flow from operations to be sufficient to fund its anticipated operating needs in fiscal 2000, management may pursue some form of working capital credit in the future.

The company reduced its accrued insurance reserves by $1,020,000 and $1,039,000 in the nine months ended June 30, 2000 and 1999, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience. Effective for calendar year 2000, the company is no longer self-insured, and is therefore no longer accruing additional insurance loss reserves.

No dividends have been paid since December 1997. The determination to pay cash dividends in the future will depend on earnings, financial position, capital requirements and other relevant factors.

Results of Operations

Total sales were down $361,000 and $1,016,000 for the quarter and nine months ended June 30, 2000 compared to the same periods last year. Same store sales decreased 1.9% and 2.6% for the quarter and nine months versus the prior year periods. Average sales per unit were $304,000 and $874,000 for the quarter and nine months ended June 30, 2000, respectively, compared with $306,000 and $891,000 for the prior year periods.

The company implemented a price increase of about 4.5% in the quarter ended December 31, 1999. This increase was rolled out to restaurants market by market during that quarter, so its effect during the nine months ended June 30, 2000 is estimated at about 4.0%.

In 1999, the company initiated a reimaging project to revitalize the Pancho's concept and improve sales trends. The reimaging initiative addresses changes in restaurant design, recipes, food offerings and cooking and service procedures. This reimaging includes the Mesquite location remodel under the Pancho's Buffet & Grill/(TM)/ banner and the streamlined Panchito's $4.99 Buffet/(TM)/.

The Mesquite remodel features an exciting new design with rich, bold colors, softer lighting and a high-energy atmosphere. The Mesquite restaurant reopened as Pancho's Buffet & Grill/(TM)/ in December 1999, and has maintained strong early sales gains and customer response. Management plans to remodel one more existing restaurant this year based on the Mesquite prototype.

The company is also continuing to develop its Panchito's $4.99 Buffet/(TM)/ format offering customers a convenient all-you-can-eat buffet for only $4.99 per person. Two locations in Houston reopened during the quarter ended June 30, 2000 in the new Panchito's $4.99 Buffet/(TM)/ format. This format is designed to reinvigorate certain smaller or lower sales units. The company currently plans to remodel one more existing unit to the express format in 2000.

The company has thus developed a strategy to boost sales and improve margins by remodeling some units with the Pancho's Buffet & Grill/(TM)/ prototype and by developing its Panchito's $4.99 Buffet/(TM)/ format in other locations. As it rolls out these two divergent formats, the company will evaluate their return on investment potential for remodeling other Pancho's locations.

Management views these two alternative formats as brand extensions of its existing Pancho's Mexican Buffet/(R)/ restaurants. It will continue to operate and promote its traditional Pancho's Mexican Buffet/(R)/ units as it develops the potential for these brand extensions.

The company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific tactics is developed for each location and complemented by company programs such as the Birthday Club and School Rewards programs and Seniors Club.

Food costs rose 0.3% and 0.1% of sales for the quarter and nine months ended
June

30, 2000 compared with the same periods last year.

Due to settlement of claims for substantially less than reserved, the company reduced its reserves for workers' injury insurance by $0 and $809,000 in the quarter and nine months ended June 30, 2000. The company also reduced these reserves by $326,000 and $525,000 in the quarter and nine months ended June 30, 1999. After eliminating the benefit of these adjustments, labor costs rose 0.6% and 1.2% of sales for the quarter and nine months ended June 30, 2000. Wage rate inflation and the effect of lower sales were the main reasons for this cost increase.

Restaurant operating expenses include occupancy costs, utilities, liability insurance, maintenance expense, supplies, restaurant marketing and other costs. Due to the settlement of claims for substantially less than reserved, liability insurance reserves were reduced by $0 and $211,000 for the quarter and nine months ended June 30, 2000, and by $464,000 and $514,000 in the quarter and nine months ended June 30, 1999. After eliminating these adjustments, restaurant operating costs rose 0.3% and 0.9% of sales for the quarter and nine months ended June 30, 2000 versus the same period last year.

Restaurant marketing and promotion expenses decreased 0.1% and increased 0.4% of sales as compared to the 1999 quarter and nine months, respectively. Supply costs were also up for the nine months, mainly due to the purchase of new uniforms and small wares for the roll out of new recipes and salsa bars during the second quarter. Many other operating costs, notably utilities, maintenance and occupancy costs, do not vary directly with sales volume, so lower sales exerts upward pressure on the cost-to-sales ratio.

The company's Mesquite restaurant was closed from September through November 1999 for a complete reimaging remodel and was reopened in December 1999 under the new name Pancho's Buffet & Grill/(TM)/. Preopening costs of $43,000 for this unit were recorded in the first quarter of fiscal 2000, and no preopening costs were recorded in the prior year because no new or rebranded units were opened in the prior period. Preopening costs include labor related costs prior to opening, including recruiting expenses, food costs for preopening testing and training.

The company closed two locations during the quarter ended June 30, 2000 for remodeling to the Panchito's $4.99 Buffet/(TM)/. Preopening costs for the two locations were $11,000. Total preopening costs for the nine months ended June 30, 2000 total $54,000.

Other, including interest income includes gains of $32,000 and $43,000 on the sale of assets in the quarter and nine months ended June 30, 2000, versus $122,000 and $359,000 for the same periods last year.

In the quarter ended June 30,1998, the company increased its valuation allowance for deferred tax assets to offset all of its net deferred tax assets. This was considered necessary due to the company's net losses for that quarter and the previous three years.

Deferred tax assets net of deferred tax liabilities increased $1,000 in the nine months ended June 30, 2000, to $7.4 million, due mainly to the reduction in insurance reserves netted against unearned revenues. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. Accordingly, the company recognized no net tax benefit in the nine months ended June 30, 2000.

Unearned revenues were recorded during the first quarter for prepaid rebates. The balance of unearned income at June 30, 2000 was $404,000.

Despite the valuation allowance, the deferred tax assets are still available to the company for future use. If the company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss
(NOL) carry forwards which expire in years 2009 through 2020, and state NOL carry forwards which expire in years 2000 through 2015.

For the reasons detailed above, the company had a net loss of $23,000 and net earnings of $440,000 for the quarter and nine months ended June 30, 2000, respectively, compared with earnings of $1,084,000 and $1,760,000 for the same periods last year. The company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs. Management plans to address these issues through its marketing programs, reorganization of operations management, and the continuation of the company's remodeling and brand extension programs.

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

Special Note Regarding Forward-Looking Information

Certain statements in this report are forward-looking statements which represent the company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, remodeling plans, plans to sell assets, unit growth, capital expenditures, future borrowings, future cash flows, claims, payments and adjustments related to the company's insurance reserves, and future results of operations. The company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the company's insurance reserves; and laws and regulations affecting labor and employee benefit costs. The company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

                           PART II. OTHER INFORMATION

Item 5.  Other Events

On May 18, 2000, Rena Simmons-Graver was appointed Vice President of Marketing. In this newly created position, she will be responsible for marketing, advertising and public relations for the company.

On May 23, 2000, Julie Anderson was appointed Vice President - Controller. Ms. Anderson was previously the company's accounting manager. Hollis Taylor assumed the duties of treasurer.

On July 31, 2000, Joanne Keates was appointed to the company's Board of Directors, increasing the number of directors to nine members. Ms. Keates will serve in the class of directors whose term expires at the annual meeting of stockholders to be held in 2002. Since 1996, Ms. Keates has served as Director - Investor Relations for Los Angeles-based MSC Software Corporation.

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

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         PANCHO'S MEXICAN BUFFET, INC.

         August 11, 2000                     /s/ Hollis Taylor
                                             -----------------------------------
                                             Hollis Taylor, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer) and Treasurer
                                             (Principal Financial Officer)


         August 11, 2000                     /s/ Julie Anderson
                                             -----------------------------------
                                             Julie Anderson, Vice President,
                                             Controller and Assistant Treasurer
                                             (Principal  Accounting Officer)