Form 10-K405
period 2000-09-30
PANCHOS MEXICAN BUFFET INC /DE
filed 2000-12-29
CIK 75929

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

            X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----------
                   SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2000

       ___________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _______

               Commission File No.   0-04678

                         Pancho's Mexican Buffet, Inc.
            (Exact name of registrant as specified in its Charter)

                DELAWARE                                     75-1292166
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   3500 Noble Avenue, Fort Worth, Texas                        76111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          YES    X     NO
                                                                -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 27, 2000, based on the actual stock price on such date was $4,003,918.

Number of shares of Common Stock outstanding as of November 27,
2000:...............................................................1,474,017.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

Item 1.  Business

                                    GENERAL

  The Company, Pancho's Mexican Buffet, Inc., and subsidiaries, is principally engaged in the operation and development of the Pancho's Mexican Buffet/(R)/ restaurant chain, serving Mexican food cafeteria style. However, Pancho's is more than a cafeteria because it features all-you-can-eat meals at a fixed price. Along the cafeteria line, servers fill a piping hot platter with a diner's choices from more than 20 items of freshly prepared Mexican food. Pancho's becomes a full-service restaurant when a diner is seated. A waitress or waiter brings refills, or other food a diner may request from the buffet, at no extra charge. For service, a diner simply raises the small flag on the table. The Company currently operates 48 restaurants located in the states of Texas (39), Louisiana (4), Arizona (2), Oklahoma (2) and New Mexico (1).

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

Business Development

  Starting in fiscal year 1999, the Company commissioned outside consultants to review the Pancho's concept and assist in developing a more modern prototype for future development and remodeling existing units. The goal of this reimaging program was to improve food offerings, service systems and physical facilities to achieve increased customer count.

  In October 1999, as part of the reimaging project, the Company began rolling out new recipes and salsa bars to all of its restaurants. The new recipes are generally spicier, with more complex flavor profiles to tempt today's more discerning palates. The Company's new, nine-variety salsa bar is designed to satisfy the widest variety of customer tastes. The new-look bar lists each salsa's fresh ingredients and includes "salsa meters" indicating the range of heat levels from mild to hot. Flavors include: Chili Pequin Salsa, Salsa Verde, Chimayo Red Chili, Pico de Gallo, Fresh Tomato, Fiery Chipotle, Fire Roasted Vegetable, Salsa Bravo, and Pancho's Original Salsa.

  Coinciding with the new and improved food offerings, the Company developed a new look and atmosphere for its restaurants providing customers with a high-energy and exciting dining environment. The new look includes updated and brighter color schemes, contemporary furniture and fixtures, and fiesta-style plates, tablecloths and decor, all providing a fun fiesta atmosphere to the restaurants. The Company invested $1.5 million over the past year and a half to develop the new concept. The Company remodeled three stores as prototypes to test the new look: one in Mesquite, Texas and two in Houston, Texas.

  The Mesquite, Texas location was closed for remodeling in August 1999 and reopened in December 1999 as "Pancho's Buffet & Grill(TM)". The restaurant has generated significant sales increases and positive customer response. The Mesquite remodel features an exciting new design with rich, bold colors, softer lighting and a high-energy atmosphere.

  The Company remodeled two stores in Houston, Texas under a slightly modified concept using the name "Panchito's $4.99 Buffet(TM)". The idea was to offer customers the same high quality buffet style format utilizing a more limited and lower priced menu. The goal was to achieve operating efficiencies while developing a brand extension for smaller markets. Results were not persuasive enough to continue the concept, and the stores will be converted to the new Pancho's Mexican Buffet(R) (with new recipes and menu). Management believes that the "Panchito's" concept would be a viable concept in new markets or small markets where potential customers have not previously experienced the wider food variety of the Pancho's Mexican Buffet(R) core concept.

  With the successful results of the Pancho's Buffet & Grill(TM) in Mesquite, Texas, the Company plans to roll out the reimaging plan throughout the Company under the banners Pancho's Buffet & Grill(TM)and Pancho's Mexican Buffet(R).

  In connection with the reimaging plan, the Company has retained the services of an investment banking firm to explore strategic financial alternatives for the Company to enhance future growth and maximize shareholder value.

  Management intends to focus on the reimaging plan for the Company's existing restaurants to improve sales and profitability. The Company has developed various levels of remodels to achieve the new look at costs that range from $70,000 to $300,000 depending upon the location, estimated sales potential, and current condition. Management currently has no plans for new restaurants until the reimaging project is completed. Long term, the Company's strategy includes expanding within the Company's existing five-state market, and possibly other
contiguous states.   The Company has no plans for franchising; however, one
Pancho's is currently being operated under a license agreement.

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

  The Company continues to build brand awareness and customer loyalty while extending its leadership position in the casual and family dining and Mexican buffet segments. The Company is focused on improving unit economics and offering a wide variety of high quality menu items.

Restaurant Operations

  The Company's restaurants serve continuously from 11:00 a.m. to 9:00 p.m. seven days a week. The restaurants are family-oriented and are designed to match serving-line service speed (three to three and one half patrons per minute) to seating capacity for optimum utilization of space and return on investment. Older Pancho's average approximately 7,300 square feet and seat 180 to 200 people. New restaurants, and higher volume restaurants in which seating capacity has been expanded, average approximately 9,000 square feet and seat 240 to 300 people.

  A typical new restaurant in a strip shopping center costs about $900,000 to $1,000,000 to develop, including equipment and leasehold improvements. Freestanding units cost from $1.5 million to $1.9 million for land, building and equipment. These development costs are based on the existing prototypes. The Company has not built any new restaurants since 1995. Inflation and changes to the Pancho's restaurant design may affect future development costs.

  In addition to the all-you-can-eat buffet, the menu includes competitively priced limited-selection plates: the Super Combo value meal, lunch specials, fajitas, a taco salad, and a child's plate. Children five years of age and under are served free. Senior citizens who belong to Pancho's Seniors Club are given a 20% discount on their personal purchases. Beverages are priced separately. All menu items include the salsa bar and dessert bar.

  More than 20 items of Mexican food are served, including tamales, refried beans, Mexican rice, flautas, five kinds of enchiladas, red chili stew, green chili stew, chili rellenos, chili con queso, a variety of sauces, tacos, chalupas, pico de gallo, assorted relishes, chips, hot sauce and sopaipillas. Pancho's restaurants offer food to go, which accounted for 11.1% of sales for the year ended September 30, 2000. A variety of beverages are also available. Alcoholic beverages are served in 28 restaurants and accounted for 0.7% of the Company's sales for the year ended September 30, 2000.

  The Company has standard procedures for customer service, sanitation, food preparation and other operational matters. Depending on the size of the restaurant and the time of the year, each Pancho's restaurant will have from 30 to 90 employees. Each restaurant is under the direction of a general manager, associate manager and production manager (chef). Additionally, higher volume units have a first assistant manager who typically has completed the Company's formal Manager Training Program. The basic three-manager team participates in an incentive compensation program based upon sales and profitability of their specific restaurant. Company Area Supervisors and Production Supervisors inspect the restaurants regularly and assist the unit management to assure compliance with quality standards set by the Company. These supervisors also participate in incentive compensation based on the restaurant group for which they are responsible.

Marketing and Advertising

  The Company emphasizes a Neighborhood Marketing Strategy in which local store marketing efforts reach out to each restaurant's specific neighborhood customers. Restaurant managers are encouraged to participate in community affairs and, with the assistance of the general office, to cater school, church and other community events. Pancho's supports local schools with free meal awards for honor roll and perfect attendance students, and sponsors sports leagues for local children. There is a birthday club for children under twelve which serves the child a free meal on his or her birthday and also provides a free gift for the birthday celebration. A senior citizens program includes registered membership that entitles the member to a 20% discount. Newspaper inserts, direct mail and billboard advertisements augment the neighborhood marketing.

  The Company uses customer and employee surveys and data gathered from point of sale systems to help develop and evaluate marketing strategy and tactics. Local store marketing programs tailored to each restaurant are developed and implemented quarterly.

Purchasing and Distribution

  The Company uses The SYGMA Network, Inc. to purchase, warehouse and distribute substantially all the food products and supplies for the Company's restaurants. The SYGMA Network specializes in distribution for restaurant chains. SYGMA's nationwide distribution network gives the Company the ability to develop new markets without capital investments to expand an internal distribution system. The SYGMA Network is a subsidiary of SYSCO Corporation, one of the nation's largest food service and distribution organizations.

  The Company believes that its system of central purchasing and distribution is critical to control of product cost and quality and permits restaurant managers to concentrate on quality of food preparation and customer service.

Seasonality

  The Company's business is seasonal. Sales are typically higher in summer months and other periods when students are not in school.

Trademarks

 The Company currently holds or has pending the following trademarks:

     Pancho's Mexican Buffet(R)
     Pancho's Buffet & Grill(TM)
     Panchito's Buffet(TM)
     the Panchito character
     Spanish Galleon(TM)

  The Company considers the Pancho's name to be very valuable to its operations as much of its customer loyalty has been dependent on brand recognition over the years. Trademarks are good for a duration of 10 years, and are renewable upon expiration.

Human Resources

  On September 30, 2000, the Company employed approximately 2,001 employees, of whom 56 were corporate personnel, 1,931 were employed in the restaurants and 14 were employed in maintenance and construction.

  The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

Competition

  All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant's control, including changes in population, traffic patterns, economic conditions and consumer preferences. The Company's restaurants compete with a wide variety of Mexican food, fast food, value-priced and all-you-can-eat restaurants, ranging from national and regional restaurant chains to locally owned restaurants. The Company believes that its principal competitive strengths lie in the value, variety and quality of food products served, in the distinctive atmosphere and in the strength of the Pancho's Mexican Buffet(R) name.

Financial Information About Segments

  Because the Company operates as a single business segment, no segment reporting is provided. See Note 1 to the Company's Consolidated Financial Statements.

Forward-Looking Statements

  Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, remodeling plans, plans to sell assets, unit growth, capital expenditures, future borrowings, future cash flows, claims, payments and adjustments related to expenditures, future borrowings, future cash flows, claims, payments and adjustments related to the Company's insurance reserves, and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the Company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the Company's insurance reserves; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

Item 2.  Properties

  The Company owns a combination general office/warehouse building located at 3500 Noble Avenue, Fort Worth, Texas. The headquarters facility consists of general offices, freezer space of about 194,000 cubic feet, and warehouse dry storage of approximately 31,400 square feet. In fiscal 2000, the Company sold land and a warehouse that adjoined the general office/warehouse property.

  The Company owns the sites of seven operating restaurants. The Company is seeking to sell one closed restaurant site, including building and land, which it owns in Amarillo, Texas.

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

  At September 30, 2000, the Company had remaining lease obligations on one closed restaurant location with the lease expiring in 2007. The location is subleased.

  The Company has leased its Fort Worth cold storage facility to a food manufacturing concern whose chairman and chief executive officer is a non-employee director of the Company. The remainder of the space formerly occupied by the Company's internal distribution operation is currently used for equipment and document storage and office space.

  Substantially all of the equipment and furniture used in the operation of the restaurants and the headquarters facility are owned by the Company.

 The cities and towns where the Company's restaurants are located are listed below:

Arizona:                         Texas:                           Humble
Mesa                             Abilene                          Irving
Phoenix                          Arlington-3                      Killeen
                                 Baytown                          League City
Louisiana:                       Beaumont                         Lewisville
Baton Rouge                      Burleson                         Longview
Bossier City                     Carrollton                       Mesquite
Lafayette                        Conroe                           North Richland Hills
Metairie                         Corpus Christi*                  Plano
                                 Dallas-3                         Richardson
New Mexico:                      Denton                           San Antonio
Albuquerque                      El Paso**                        Sherman
                                 Euless                           Texarkana
Oklahoma:                        Fort Worth-3                     Tyler
Oklahoma City                    Garland                          Waco
Tulsa                            Houston-6

____________

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

                                    Position and Office                         Period of
       Name                           with Registrant                        Present Office       Age
       ----              -----------------------------------------       -----------------------  ---
Jesse Arrambide, III..   Chairman of the Board and                       Since December 9, 1994    48
                           Chief Operations Office -- also
                           Director and officer of
                           subsidiary companies

Hollis Taylor.........   Director and President, Chief                   Since August 10, 1979     64
                           Executive Officer and
                           Treasurer -- also
                           Director and officer of
                           subsidiary companies

Samuel L. Carlson.....   Director and Senior Vice                        Since December 21, 1988   64
                           President, Administration and
                           Secretary -- also Director and
                           officer of subsidiary companies

Julie Anderson........   Vice President, Controller and                  Since May 26, 2000        31
                           Assistant Treasurer

  Jesse Arrambide, III has been a Director since 1977. He has been Chairman of the Board of Directors since August 1993, and Chief Operations Officer since December 1994. He was Vice President, Operations from November 1984 to August 1993.

  Hollis Taylor has been a Director since March 1974. He has been President and Chief Executive Officer since August 1979. He was appointed Treasurer May 2000.

  Samuel L. Carlson has been a Director since November 1993. He has been Senior Vice President, Administration and Secretary since December 1988.

  On May 26, 2000, Julie Anderson was appointed Vice President, Controller, and Assistant Treasurer. She was previously the Company's accounting manager.
Prior to joining the Company in 1999, Ms. Anderson, CPA, was the controller for Dealers Auto Auction (a Manheim Auction) based in Dallas, Texas. From 1993-1998 she was an accountant with Craig Hamilton & Company, P.C. and Arthur Andersen, LLP, public accounting firms. She received her BBA in Accounting from the University of Texas at Arlington.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

Common Stock Data

  The Company's common stock is traded over-the-counter on the Nasdaq SmallCap Market System, under the symbol "PAMX." On November 27, 2000, the number of record holders was about 575, and the Company estimates that on that date there were an additional 800 beneficial owners. The following table sets forth the quarterly high and low bid prices of the common stock, as reported by Nasdaq, for the calendar quarters indicated. All per share amounts have been adjusted for the one-for-three reverse stock split effective January 27, 1999.

                                            Sales Prices
                                            ------------
          Fiscal Quarter Ended              High    Low
          --------------------              -----  -----

          December 31, 1998.............    4.125  1.689
          March 31, 1999................    4.000  1.968
          June 30, 1999.................    3.875  2.375
          September 30, 1999............    4.750  3.094
          December 31, 1999.............    3.500  2.375
          March 31, 2000................    4.500  2.750
          June 30, 2000.................    4.000  3.063
          September 30, 2000............    3.938  3.375

Common Stock Dividends

  The Company paid no cash dividends in 2000 or 1999. Future cash dividends will depend on earnings, financial position, capital requirements and other relevant factors.

Item 6.  Selected Financial Data

      The following selected financial data of the Company for each of the five fiscal years ended September 30, 1996 through 2000 has been derived from the more detailed consolidated financial statements and notes thereto of the Company contained elsewhere in this report or in previous reports.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                        Fiscal Years Ended September 30,

                                                  2000             1999             1998             1997             1996
                                                --------         --------         --------         --------         --------
                                                               (Dollars in thousands, except per share data)
Sales                                           $ 55,963         $ 57,403         $ 64,146         $ 66,957         $ 71,487
                                                --------         --------         --------         --------         --------

Costs and Expenses:
    Food costs                                    14,788           15,214           17,413           18,792           19,681
    Restaurant labor and related expenses         21,781           21,839           25,606           25,235           26,561
    Restaurant operating expenses                 12,516           11,913           14,904           15,799           16,508
    Depreciation and amortization                  1,959            1,958            2,808            3,426            3,949
    General and administrative expenses            4,695            4,999            5,013            5,160            5,067
    Asset impairment and restructuring
      charges (a) (c)                                                                6,601            5,066
    Preopening costs                                  54
                                                --------         --------         --------         --------         --------
             Total                                55,793           55,923           72,345           73,478           71,766
                                                --------         --------         --------         --------         --------

Operating Income (Loss)                              170            1,480           (8,199)          (6,521)            (279)
Interest Expense                                     (17)             (22)            (212)            (348)            (540)
Other, including interest income                      96              418              198              303              269
                                                --------         --------         --------         --------         --------

Earnings (loss) before income taxes                  249            1,876           (8,213)          (6,566)            (550)
                                                --------         --------         --------         --------         --------
Income tax expense (benefit) (b)                                      (12)           4,305           (1,850)            (135)
                                                --------         --------         --------         --------         --------
Net earnings (loss)                             $    249         $  1,888         $(12,518)        $ (4,716)        $   (415)
                                                ========         ========         ========         ========         ========
Cash dividends                                  $      -         $      -         $     66         $    132         $    132
                                                ========         ========         ========         ========         ========
Per Share Data:
    Net earnings (loss), basic and diluted      $   0.17         $   1.29         $  (8.54)        $  (3.21)        $  (0.27)
    Cash dividends                              $      -         $      -         $  0.045         $  0.090         $  0.090

At Year End:
    Total assets                                $ 17,364         $ 18,412         $ 20,418         $ 32,858         $ 37,968
    Long-term debt                              $    112         $    222         $  1,761         $  2,287         $  3,489
    Stockholders' equity                        $ 12,047         $ 11,703         $  9,724         $ 22,269         $ 26,521
    Number of restaurants                             48               48               48               57               65

-------------

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

                                                                                             Percentage of Sales
                                                                                           Years Ended September 30,
                                                                                -----------------------------------------------
                                                                                     2000            1999             1998
                                                                                --------------  --------------   --------------

Sales                                                                                  100.0%          100.0%           100.0%
                                                                                -------------   -------------    -------------

Costs and Expenses:
    Food costs                                                                          26.4%           26.5%            27.1%
    Restaurant labor and related expenses                                               38.9%           38.0%            39.9%
    Restaurant operating expenses                                                       22.4%           20.8%            23.2%
    Depreciation and amortization                                                        3.5%            3.4%             4.4%
    General and administrative expenses                                                  8.4%            8.7%             7.8%
    Asset impairment and restructuring
      charges (a) (c)                                                                                                    10.3%
    Preopening costs                                                                     0.1%
                                                                                -------------   -------------    -------------
             Total                                                                      99.7%           97.4%           112.7%

Operating Income (Loss)                                                                  0.3%            2.6%           (12.7%)
Interest Expense                                                                                                         (0.3%)
Other, including interest income                                                         0.2%            0.7%             0.3%
                                                                                -------------   -------------    -------------

Earnings (loss) before income taxes                                                      0.5%            3.3%           (12.7%)
Income tax expense (b)                                                                                                    6.7%
                                                                                -------------   -------------    -------------

Net earnings (loss)                                                                      0.5%            3.3%           (19.4%)
                                                                                =============   =============    =============

Average sales (in thousands) for restaurants open throughout the year                $ 1,168         $ 1,190          $ 1,192
                                                                                =============   =============    =============
Number of restaurants open at end of year                                                 48              48               48

      Fiscal 2000 Compared to Fiscal 1999

         Same-store sales decreased 3.1% in fiscal 2000, following an increase of 0.4% for 1999. Fourth quarter same-store sales were down 4.4% in 2000 compared with an increase of 0.1% for the same period in 1999.

                                Same-Store Sales By Quarter

                                                            2000            1999             1998
                                                        --------------  --------------   --------------
            1st Quarter                                         -2.4%           -0.3%            +2.7%
            2nd Quarter                                         -1.4%           +1.2%            +5.3%
            3rd Quarter                                         -1.9%           +0.3%            +1.9%
            4th Quarter                                         -4.4%           +0.1%            -1.6%
                   Fiscal Year                                  -3.1%           +0.4%            +2.1%

  Total sales for 2000 were $56.0 million, down from $57.4 million in 1999. Average annual sales per unit were $1,168,000 for 2000 and $1,190,000 for 1999.

  The Company implemented a price increase of about 4.5% in the quarter ended December 31, 1999 to offset increases in labor costs and general inflation. This increase was rolled out to restaurants market by market during that quarter, so its effect for the fiscal year is estimated at about 4.1%.

  Fourth quarter total sales were $14.1 million in 2000 and $14.6 million in 1999. Average sales per unit were $294,000 and $303,000 for the quarters ended September 30, 2000 and 1999, respectively.

  Management believes that the sales decline is primarily due to the dated look of the Company's restaurants and has developed a reimaging plan to change the look of its restaurants, including changes in restaurant design, recipes, food offerings and cooking and service procedures.

  The new look for the Company's restaurants features a new logo, updated and brighter color schemes for a lively interior design, contemporary furniture and fixtures, softer lighting, exhibition grill cooking, and a high-energy, fiesta atmosphere. The Company's restaurant in Mesquite, Texas was completely remodeled in 1999 to serve as a prototype restaurant featuring the new look. The restaurant, located in the Dallas area, was temporarily closed in August 1999 for the remodel. The restaurant, reopened as Pancho's Buffet & Grill(TM) in December 1999, has received very good customer response and has seen a 41% comparable sales increase since the remodel.

  In October 1999, as part of the reimaging plan, the Company began rolling out new recipes and salsa bars to all of its restaurants. The new recipes are generally spicier, with more complex flavor profiles to tempt today's more discerning palates. The salsa bars feature a variety of exciting salsas, salad and other condiments.

  As a complement to the Mesquite prototype restaurant, Pancho's Buffet & Grill(TM), the Company developed its Panchito's $4.99 Buffet(TM) format offering customers a convenient all-you-can-eat buffet for only $4.99 per person. Two locations in Houston reopened in May and June of 2000 in the new Panchito's $4.99 Buffet(TM) format, which features the new look of the Company's reimaging plan but not all of the menu items and new recipes. The format was designed to reinvigorate certain smaller or lower sales units while achieving operating efficiencies to justify the lower buffet price. Sale results from the Panchito's $4.99 Buffet(TM) were not persuasive enough to continue the concept, however, and the stores will be converted to the new Pancho's Mexican
Buffet(R) concept featuring the new recipes and menu items.

  With the successful results of the Pancho's Buffet & Grill(TM) in Mesquite, Texas, the Company plans to roll out the reimaging plan throughout the Company under the banners Pancho's Buffet & Grill(TM) and Pancho's Mexican Buffet(R). The Company is in the process of creating a three-year capital expenditure plan so that it may complete the remodels and put sales on an upward trend.

  No new restaurants were opened in 2000, and none are planned for fiscal 2001. Management plans to focus on continuing to improve same store sales and operating margins at its existing units before adding new locations.

  Sales discounts increased to 5% of sales in 2000 from 4.6% of sales in 1999. Fourth quarter discounts were 4.9% and 5.1% of sales for 2000 and 1999, respectively. To motivate new trials and more frequent visits, the Company relies heavily on discount coupons. The Company's discounting tactics include coupons distributed by direct mail, newspaper inserts and a variety of neighborhood marketing promotions.

  The Company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific marketing tactics are developed for each location and complemented by existing Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

  The Company reduced food cost 0.7% and 0.1% of sales for the quarter and year ended September 30, 2000, respectively. Food costs as a percentage of sales benefited from the fall 1999 price increase. This price increase offset the higher costs in many of the new recipes developed under the Company's reimaging project.

  Labor and related expenses increased 1.2% and 0.9% of sales for the 2000 fourth quarter and year, respectively, compared with the same 1999 periods. Due to settlement of claims for substantially less than reserved, the Company reduced its reserves for workers' injury insurance by $809,000 for the year ended September 30, 2000. The Company also reduced these reserves by $525,000 for the year ended September 30, 1999. After eliminating the benefit of these adjustments, labor costs rose 1.2% and 1.4% of sales for the quarter and year ended September 30, 2000.

  Wage rate inflation and the effect of lower sales were the main reasons for the labor cost increase. Due to the tight labor market, the Company's average hourly wage cost was 1.2% of sales higher in 2000 than in 1999.

  Pancho's prepares a large quantity and variety of fresh food throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service, sanitation and food preparation is labor intensive. A tight labor market will continue to contribute to general wage inflation. Congress is considering various increases in the federal minimum wage to be mandated in the coming years. Higher wages will make it difficult for the Company to control labor and related costs unless it can improve the current sales trend. The Company will consider price increases and other methods to compensate for labor cost increases.

  Restaurant operating expenses include occupancy costs, utilities, liability insurance, maintenance expense, supplies, restaurant marketing and other related costs. This expense category increased 1.7% and 1.6% of sales for the 2000 fourth quarter and year, respectively. Due to the settlement of claims for substantially less than reserved, liability insurance reserves were reduced by $211,000 for the year ended September 30, 2000, and by $513,000 for the year ended September 30, 1999. After eliminating these adjustments, restaurant operating costs rose 1.7% and 1.1% of sales for the quarter and year ended September 30, 2000 versus the same period last year.

  Occupancy costs led the increase in operating expenses by 1.1% and 0.4% of sales for the 2000 fourth quarter and year respectively because of one-time adjustments made in fiscal 1999 for over accrued property taxes related to fiscal years 1998 and earlier. Utilities costs are up by 0.6% and 0.3% of sales for the 2000 fourth quarter and year due to higher gas and electric costs. The remaining increase in restaurant operating costs was due mainly to higher supplies costs incurred to purchase new uniforms and small wares to support the roll out of the new recipes and salsa bars as part of the reimaging plan.

  Fourth quarter store marketing expenses decreased 0.6% of sales for 2000 compared with 1999. Store marketing costs increased 0.1% of sales for the fiscal year 2000 over the fiscal year 1999. The Company's total marketing expenditures were up $53,000 for the year, primarily from increased printing costs for coupons. The Company invested 2.3% and 2.2% of sales in store marketing for 2000 and 1999, respectively.

  The Company's general and administrative expenses are down 0.2% and 0.3% of sales for the quarter and year ended September 30, 2000 versus the same periods for 1999.

  The Company's Mesquite, Texas restaurant was closed from late August through November 1999 for a complete reimaging remodel and was reopened in December 1999 under the new name Pancho's Buffet & Grill(TM). Preopening costs of $43,000 for this unit were recorded in the first quarter of fiscal 2000, and no preopening costs were recorded in the prior year because no new or rebranded units were opened in the prior year. Preopening costs include labor related costs prior to opening, including recruiting expenses, food costs for preopening testing and training.

  The Company closed two locations in Houston, Texas during May and June of 2000 for remodeling to the Panchito's $4.99 Buffet(TM). Preopening costs for the two locations were $11,000. Total preopening costs for the fiscal year 2000 totaled $54,000.

  Impairment charges are determined in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." No impairment charges were taken in 2000 or 1999.

  The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. Only one site, located in Amarillo, Texas, remained in land and buildings held for sale at September 30, 2000. No restaurant closings are currently planned, but management will continue to evaluate operating results and consider closing other locations based on profitability and cash flow. No restaurants were closed in 2000 or 1999.

  The Company realized net gains on sale of assets of $52,000 and $367,000 in fiscal 2000 and 1999, respectively. Management believes that long-lived assets held for sale or future use are carried at the lower of depreciated cost or fair value. If conditions change and future circumstances indicate that long-lived assets are carried at more than net realizable future cash flows, then additional asset impairment charges would be necessary.

  In fiscal 2000, interest expense was $17,000 versus $22,000 in 1999, a $5,000 decrease. The Company paid off and terminated its bank line of credit during 1999, so the Company has incurred only small amounts of interest on vendor payables since then.

  Net deferred tax assets decreased $78,000 to $7.4 million in fiscal 2000, due mainly to the reduction in insurance reserves netted against unearned revenues. The valuation allowance was decreased by the same amount to match the net deferred tax asset balance. Accordingly, the Company recognized no net tax benefit for the year ended September 30, 2000.

  The valuation allowance was increased $7.3 million in 1998 to offset the Company's total net deferred tax assets. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. Due to the 100% valuation allowance, the Company's net effective tax rate was virtually zero for 2000. As detailed in
Note 6 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to changes in the valuation allowance, state income taxes and federal employer tax credits.

  The valuation allowance currently offsets the full amount of deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax as-sets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2012 through 2020, and state NOL carryforwards which expire in years 2000 through 2014.

  Due to the factors discussed herein, the Company reported 2000 net earnings of $249,000, or $0.17 per share, compared with 1999 net earnings of $1.9 million, or $1.29 per share. The Company incurred a fourth quarter net loss of $191,000, or $0.13 per share, and achieved fourth quarter earnings of $128,000, or $0.08 per share, in 2000 and 1999, respectively. To aid in comparing operating results for 2000 and 1999, the table below summarizes the effect of certain gains, adjustments, charges and credits on operating income (loss) and net earnings (loss) for the quarters and years ended September 30, 2000 and 1999.


                                                       Three Months Ended                        Twelve Months Ended
                                             -------------------------------------------------------------------------------
                                             September 30,          September 30,        September 30,         September 30,
                                                 2000                   1999                  2000                 1999
                                             -------------------------------------------------------------------------------
Operating income (loss)
 before adjustments.................         $  (213,000)           $   103,000          $  (850,000)          $   442,000
Gain from insurance credits.........                                                       1,020,000             1,038,000
                                             -------------------------------------------------------------------------------
    Operating income (loss).........            (213,000)               103,000              170,000             1,480,000
Gain on sale of assets..............               9,000                  8,000               52,000               367,000
Other income and expense............              13,000                 17,000               27,000                29,000
Tax benefit.........................                                                                                12,000
                                             -------------------------------------------------------------------------------
    Net earnings (loss).............         $  (191,000)           $   128,000          $   249,000           $ 1,888,000

  The Company's future profitability depends on increasing restaurant revenues and reducing key cost factors, particularly labor costs. Management plans to address these issues through its reimaging plan, marketing programs, reorganization of operations management, and the continuation of the Company's brand extension programs.

Liquidity and Capital Resources for 2000 Compared with 1999

  The Company's current ratio was flat at 0.4 to 1 for fiscal year 2000. Like many restaurant chains, the Company maintains a current ratio well below 1.
Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods.

  Operating activities provided net cash of $1.2 million in fiscal 2000 compared with $1.6 million in 1999. The 2000 net earnings of $249,000 included non-cash charges of $2 million for depreciation and amortization. The 1999 net earnings of $1.9 million also included non-cash charges of $2 million for depreciation and amortization.

  The Company reduced its accrued insurance reserves by $1,020,000 and $1,038,000 in fiscal years 2000 and 1999, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience. Effective for calendar year 2000, the Company is no longer self-insured, and is therefore no longer accruing additional insurance loss reserves.

  Investing activities used $1.4 million in 2000 and provided $988,000 in 1999. The Company received $530,000 for asset sales in 2000, primarily from the sale of a warehouse next to its corporate headquarters. The Company invested $2 million in capital additions in 2000, compared with $1.5 million in 1999. As part of its reimaging program, the Company completed the extensive remodel of its Mesquite, Texas location to use as a prototype for the new Pancho's Buffet & Grill(TM) concept, and started and completed remodels of two of its Houston, Texas locations to test the Panchito's $4.99 Buffet(TM) concept.

  In order for the Company to complete its reimaging program to boost sales and profitability, management assumes that it will need to spend approximately $6 million over a three year period remodeling its restaurants. Management has developed a staggered rollout strategy to maximize resources and minimize restaurant downtime. The Company will complete more extensive remodels in above average stores it feels will benefit the greatest in terms of return of investment. Many stores will require more basic cosmetic changes, which include repainting, new seating, tablecloths, curtains and menu boards thus allowing the Company to maintain continuity and feel throughout the organization.

  In connection with the reimaging plan, the Company has retained the services of an investment banking firm to explore strategic financial alternatives for the Company to enhance future growth and maximize shareholder value.

  No new restaurants were opened or under construction in 2000, and none are planned for fiscal 2001. The Company expects to invest approximately $500,000 in capital additions in 2001 in addition to the capital expenditures for the reimaging program. The $500,000 will be used for routine capital replacements and will be spent within the constraints of available funds from operations. The Company also has one closed restaurant site held for sale, which would augment cash available for capital additions if sold.

  Financing activities consumed $74,000 and $1.8 million in 2000 and 1999, respectively, primarily to reduce debt. The Company paid off its bank credit line during 1999, and the only debt remaining is notes payable to buy out the lease obligations on closed units.

  The Company plans to finance its 2001 operations and capital additions, with the exception of store remodels, mainly with cash flow from operations and, possibly, the sale of the closed restaurant site held for sale. The Company does not currently have a line of credit to finance working capital needs. Although the Company expects cash flow from operations to be sufficient to fund its anticipated operating needs in fiscal 2001, management is pursuing a working capital line of credit for short-term operating needs. Proceeds from any borrowings on a line of credit will be used to provide additional liquidity during peak cyclical seasonal demands.

  No dividends have been paid since fiscal 1997, and the future payment of cash dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

 Operating Results for Fiscal 1999 Compared to Fiscal 1998

  Same-store sales increased 0.4% in fiscal 1999, following an increase of 2.1% for 1998. Fourth quarter same-store sales were up 0.1% in 1999 compared with a decline of 1.6% for the same period in 1998. The 1999 increase was due primarily to sales gains at existing stores after nearby Pancho's were closed in July and August 1998. A price increase of about 1% implemented in April 1998 also contributed.

  Total sales for 1999 were $57.4 million, down from $64.1 million in 1998 due to the closings of nine underperforming units in July and August 1998. The closed units totaled $6.8 million in sales in 1998. Average annual sales per unit were $1,190,000 for 1999 and $1,192,000 for 1998.

  Average store sales were lower in 1999 due to the temporary closing for remodel of one above average sales unit in late August 1999. The same stores increase reflects the effect of eliminating that unit's sales from the 1998 average comparison. The closed unit reopened in December 1999. October and November 1998 sales for that unit totaled $225,000.

  Fourth quarter total sales were $14.6 million in 1999 and $15.6 million in 1998. The nine units closed in 1998 totaled $932,000 in sales in the fourth quarter of 1998. Average sales per unit were $303,000 and $305,000 for the quarters ended September 30, 1999 and 1998, respectively.

  Sales discounts increased to 4.6% of sales in 1999 from 4.2% of sales in 1998. Fourth quarter discounts were 5.1% and 4.5% of sales for 1999 and 1998, respectively. The Company's discounting tactics included coupons distributed by direct mail, newspaper inserts and a variety of neighborhood marketing promotions.

  The Company continued to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific marketing tactics were developed for each location and complemented by existing Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

  To offset increases in labor costs and general inflation, the Company implemented price increases of about 4% in October and November 1999.

  No new restaurants were opened in 1999, and none were planned for fiscal 2000. Management planned to focus on continuing to improve same store sales and operating margins at its existing units before adding new locations.

  In 1999, the Company initiated a reimaging project to revitalize the Pancho's concept and improve sales trends. The reimaging initiative considered potential changes in restaurant design, recipes, food offerings and cooking and service procedures. One restaurant in Fort Worth was remodeled in 1999 to incorporate and test some of those changes. The Company's restaurant in Mesquite, Texas (Dallas area) was temporarily closed in late August 1999 for a more extensive remodel incorporating major changes in design and in cooking procedures. The Mesquite store reopened in December 1999 featuring a fresh, contemporary look with a new logo, lively interior design, new recipes and exhibition grill cooking. Additional remodels would be scheduled based upon customer response to the revamped Mesquite unit and available funds.

  In October 1999, as part of the reimaging project, the Company began rolling out new recipes and salsa bars to all of its restaurants. The new recipes were generally spicier, with more complex flavor profiles to tempt today's more discerning palates. The salsa bars featured a variety of exciting salsas, salad and other condiments.

  The Company reduced food cost 0.3% and 0.6% of sales for the quarter and year ended September 30, 1999, respectively. Food costs as a percentage of sales benefited from efficiencies after closing lower volume units in 1998 and the April 1998 price increase. Under its reimaging project, the Company began rolling out revamped recipes in October 1999. Many of these new recipes involved ingredients which the Company expected might cause some increase in food costs as a percentage of sales in fiscal 2000.

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

  Pancho's prepares a large quantity and variety of fresh food throughout the day, and provides buffet-line and table service in each restaurant. Maintaining a high level of quality service, sanitation and food preparation is labor intensive. A tight labor market continued to contribute to general wage inflation. Congress was considering various increases in the federal minimum wage to be mandated in the coming years. Higher wages made it difficult for the Company to control labor and related costs unless the sales trend improvement continued. The Company would consider price increases and other methods to compensate for labor cost increases.

  Restaurant operating expenses included supplies, maintenance expense, utilities, occupancy costs, insurance expense, and store marketing expenses. This expense category decreased 0.4% and 2.4% of sales for the 1999 fourth quarter and year, respectively. Due to effective case and risk management, the Company reduced insurance reserves by $513,000, $56,000 and $268,000 in 1999, fourth quarter 1998 and fiscal 1998, respectively. Eliminating those credits, restaurant operating expenses decreased 0.7% and 2.0% of sales for the 1999 fourth quarter and year, respectively. Closing nine lower sales units in 1998 helped reduce the cost-to-sales ratio of this category.

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

  In the quarter ended June 30, 1998, the Company impaired assets at 22 locations based on its continuing evaluation of recoverability of long-lived store assets at 13 locations and its plan to close and dispose of nine locations. The Company initially estimated asset impairment charges of $6,049,000 for the 22 restaurant sites, which included one previously closed and held for sale. In the 1998 fourth quarter, the Company reversed $368,000 of the impairment charge for land and buildings held for sale, based primarily on the October 1998 sale of one of the properties for significantly more than the previously estimated fair value less cost to sell. Impairment charges were determined in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." No impairment charges were taken in 1999.

  The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closures, plus one previously closed site were included in land and buildings held for sale at September 30, 1998. The Company completed the sale of four of those sites in 1999, so only one site remained in land and buildings held for sale at September 30, 1999.

  No other closings were currently planned, but management would continue to evaluate operating results and consider closing other locations based on profitability and cash flow. No restaurants were closed in 1999.

  The Company realized net gains on sale of assets of $367,000 and $153,000 in fiscal 1999 and 1998, respectively. Management believed that long-lived assets held for sale or future use are carried at the lower of depreciated cost or fair value. If conditions changed and future circumstances indicated that long-lived assets are carried at more than net realizable future cash flows, then additional asset impairment charges would be necessary.

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

  The valuation allowance was increased $7.3 million in 1998 to offset the Company's total net deferred tax assets. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets. Due to the 100% valuation allowance, the Company's net effective tax rate was virtually zero for 1999. As detailed in
Note 6 to the consolidated financial statements, the effective tax rates differed from the base federal rate of 34% each year due primarily to changes in the valuation allowance, state income taxes and federal employer tax credits.

  The valuation allowance offset the full amount of deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets were still available to the Company for future use. If the Company maintained profitability, the Company might have recognized tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets included federal employer tax credits and net operating loss (NOL) carryforwards which were to expire in years 2009 through 2014, and state NOL carryforwards which were to expire in years 2000 through 2014.

  Due to the factors discussed herein, the Company reported 1999 net earnings of $1.9 million, or $1.29 per share, compared with a 1998 net loss of $12.5 million, or $8.54 per share. The Company achieved fourth quarter net earnings of $128,000, or $0.08 per share, and $391,000, or $0.27 per share, in 1999 and
1998, respectively.

  The Company's future earnings depended largely on improving sales and maintaining tight cost controls in the highly competitive restaurant industry. To enhance potential profitability, the Company was seeking to develop a restaurant model that increases sales and lowers labor costs as a percentage of sales. The Company reopened its dramatically redesigned Mesquite unit in December 1999.

Liquidity and Capital Resources for 1999 Compared to 1998

  The Company's current ratio improved to 0.4 to 1 at September 30, 1999 from
0.3 to 1 at fiscal year end 1998. The current ratio increased in fiscal 1999 due to an increase in cash of $696,000 accumulated after paying off the bank line of credit in February 1999. Like many restaurant companies, much of the Company's current liabilities, primarily accounts payable and accrued wages and bonuses, flow though operations and roll over rather than being paid down to zero.

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

  Investing activities provided $988,000 in 1999 and used $436,000 in 1998. The Company received $2.5 million for asset sales in 1999, primarily from four previously closed restaurant sites sold in 1999.

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

  No new restaurants were opened or under construction in 1999, and none were planned for fiscal 2000. The Company expected to invest between $1 million and $2 million in capital additions in 2000. Capital expenditures to remodel existing restaurants, install restaurant computer systems and provide routine capital replacements would continue within the constraints of available funds. The Company also had one remaining closed restaurant site held for sale, which would augment cash available for capital additions if sold.

  The Company closed nine restaurants in 1998, as part of its restructuring plan, and provided estimated reserves to exit those locations. The Company sold the land and building for four of the closed sites in 1999, and is seeking to sell the land and building for the remaining closed location, which was included in land and buildings held for sale on the balance sheet.

  Financing activities consumed $1.9 million and $294,000 in 1999 and 1998, respectively, primarily to reduce debt. The Company paid off its bank credit line in 1999, and the only debt remaining are notes payable to buy out the lease obligations on closed units at a discount.

  The Company financed its 1999 operations and capital additions mainly with cash flow from operations.

  The Company paid a dividend of $.045 per share on December 9, 1997. The future payment of cash dividends would depend on the Company's earnings, financial position, capital requirements and other relevant factors.

Seasonality

  The Company's business is seasonal. Sales are typically higher in summer months and other periods when students are not attending school.

Impact of Inflation

  In the restaurant business, food, labor, and labor-related expenses are the major cost factors that effect profits. Many of the Company's employees are paid wages related to the statutory minimum wage, and any increase in the minimum wage would increase the Company's cost (Congress is considering various increases in the federal minimum wage to be mandated in the coming years). Also, most of the Company's leases require the payment of percentage rentals based on revenues, which, along with taxes, repairs and maintenance, utilities, and insurance are subject to inflation. The Company expects to be able to offset the effects of inflation through occasional price increases and savings from volume purchasing.

  Wage rate inflation drove the Company's average hourly wage costs up 1.2% of sales in 2000 and 5.3% of sales in 1999. To help offset the rising labor costs, the Company implemented a price increase of about 4.5% in November 1999.

Other Uncertainties and Trends

  In recent years, there has been accelerated development of value-priced menus and all-you-can-eat restaurant offerings. Pancho's Mexican Buffet/(R)/ has operated as a value-priced, all-you-can-eat concept for over 30 years and expects to compete effectively.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

 Not applicable.

Item 8.  Financial Statements and Supplementary Data

  The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  (a) Directors of the Registrant

                                                               Proposed
                                                               Term or
                                                   Director    Term to
            Name                            Age      Since      Expire     All Positions Held Past Five Years
            ----                           -----  ----------  ---------    ----------------------------------
Samuel L. Carlson                           64      1993         2004      Senior Vice President, Administration and
                                                                               Secretary.

David Oden                                  40      1998         2004      Executive Vice President and Chief Financial
                                                                               Officer, TX C.C., Inc., operator of the Texas
                                                                               Land & Cattle Steak House Restaurant chain, since
                                                                               February 2000; Senior Vice President and Chief
                                                                               Financial Officer, TX. C. C., Inc., October 1998 to
                                                                               February 2000; Chief Financial Officer, TX. C. C.,
                                                                               Inc. from July 1997 to October 1998; Senior Vice
                                                                               President and Chief Financial Officer, Silver Diner,
                                                                              Inc. from September 1995 to July 1997.

Rudolph Rodriquez, Jr.                      68      1993         2004      Chairman, and Chief Executive Officer,
                                                                              Rodriquez Festive Foods, Inc., a manufacturer
                                                                              of Mexican Food products; Advisory Board
                                                                              Member, Chase Bank of Texas NA, Fort
                                                                              Worth, Texas.

Robert L. List                              63      1993         2003      President, "Hammond's Candies Since 1920,
                                                                              LLC" since May 1997, and President, West
                                                                              Indies Candy Company; Director, Mercury
                                                                              Air Group, Inc.

George N. Riordan                           67      1994         2003      Managing partner, George Riordan & Co.,
                                                                              investment bankers; Chairman of the Board,
                                                                              MSC Software Corporation, January 1997 to
                                                                              January 1999.  Director 1983 to date.

Hollis Taylor                               64      1974         2003      President, Chief Executive Officer, and
                                                                              Treasurer.

Jesse Arrambide, III                        48      1977         2002      Chairman of the Board of Directors and Chief
                                                                              Operations Officer; President, A & A Foods,
                                                                              Inc. and President, A & A Foods No. 2, Inc.

Joanne Keates                               43      2000         2002      Director - Investor Relations for MSC Software
                                                                              Corporation since 1996. Partner, George
                                                                              Riordan & Co., investment bankers, from 1992
                                                                              to 1996.

Tomas Orendain                              67      1993         2002      President, T.S. Orendain Associates, Inc., an
                                                                              architectural firm.  Chairman of the Board,
                                                                              Orendain Telecommunication Services, Inc.

  (b) Executive Officers of the Registrant

  The names and ages of all executive officers of the Registrant, as well as all persons chosen to become executive officers, together with the nature of any family relationships between them, all positions and offices with the Registrant held by each person named and the period during which each person named has served as such officer is included in Part I under the caption "Executive Officers of the Registrant". The information set forth under the caption "Executive Officers of the Registrant" in Part I is incorporated herein by reference.

  (c) Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the Nasdaq initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from the executive officers and Directors that no other reports were required, for the year ended September 30, 2000, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten-percent beneficial owners were filed on a timely basis.

Item 11.  Executive Compensation

                          Summary Compensation Table

     The following sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company (the "Named Executive Officers") for the fiscal years shown, when compensation equaled or exceeded $100,000.

                                                                                                         Long Term
                                                                                                        Compensation    All Other
                                  Fiscal             Annual Compensation               Other Annual        Awards      Compensation
                                          -------------------------------------------                   ------------
  Name and Principal Position      Year   Salary ($)    Bonus ($) (1) Bonus ($) (2)   Compensation (3)   Options (6)     ($) (4)
--------------------------------- ------- ------------  ------------- --------------- ----------------- ------------  --------------
Hollis Taylor                       2000    $ 195,000                       $ 28,626                         14,000         $ 3,465
     President, Chief Executive     1999      195,000       $ 64,000          30,441                                          4,405
     Officer and Treasurer          1998      194,465                         31,949                                          4,496

Jesse Arrambide III                 2000      160,000                         13,254                         10,000             640
     Chairman of the Board and      1999      160,000         42,000          14,094                                            722
     Chief Operations Officer       1998      155,557                         15,975                                            722

Samuel L. Carlson                   2000      125,000                         21,469                                          1,211
     Senior Vice President          1999      125,000         33,000          21,141                                          1,656
     Administration and             1998      123,524                         22,172                                          1,688
     Secretary

W. Brad Fagan (5)                   2000       73,077                                                         5,000              23
     Vice President, Treasurer      1999      100,000         26,000                                                             33
     and Assistant Secretary        1998       95,382                                                                           390

---------------------

(1)  Annual incentive plan.   (see Board Compensation Committee Report on
     ---------------------
     Executive Compensation)

(2)  Stock bonus program.  (see Board Compensation Committee Report on Executive
     --------------------
     Compensation)

(3) "Other Annual Compensation" is intended to cover forms of annual compensation not properly categorized as salary or bonus, including perquisities. No named executive received such compensation or perquisities which exceeded a threshold level for disclosure purposes.

(4) The totals in the columns reflect the value of the Company contributions to each named executive under the Employee Stock Purchase Program and additional life insurance. These amounts for the 2000 fiscal year were as follows: Hollis Taylor: $1,500 and $1,965. Jesse Arrambide III: $600 and $40. Samuel L. Carlson: $0 and $1,211 and W. Brad Fagan: $23 and $0.

(5)  Mr. Fagan resigned June 30, 2000.

(6)  Granted April 14, 2000 at $3.719.

                       Option Grants in Fiscal Year 2000

                                             % of                                               Potential
                                             Total                                           Realized Value at
                            Number of       Options                                            Assumed Annual
                           Securities     Granted to                                         Rates of Stock Price
                           Underlying      Employees      Exercise                              Appreciation
                             Options       in Fiscal       Price        Expiration             for Option Term
                                                                                       --------------------------------
          Name             Granted (#)       Year          ($/Sh)          Date            5% ($)           10% ($)
------------------------- -------------- -------------- -------------  --------------  ----------------  --------------
Hollis Taylor                    14,000          20.2%         3.719       4/14/2010           $ 2,603         $ 5,207
Jesse Arrambide III              10,000          14.4%         3.719       4/14/2010             1,860           3,719

        Aggregated Option Exercises in Fiscal Year 2000 and 2000 Fiscal Year-End Option Values

                                                           Number of Unexercised            Value of Unexercised
                             Shares                              Options at                In-The-Money Options at
                            Acquired         Value           September 30, 2000           September 30, 2000 (1) (2)
                                                        -----------------------------  --------------------------------
          Name             on Exercise   Realized (1)   Exercisable    Unexercisable     Exercisable     Unexercisable
------------------------- -------------- -------------- -------------  --------------  ----------------  --------------
Hollis Taylor                         0    N.A.             24,666          14,000     $           -     $         -
Jesse Arrambide III                   0    N.A.             24,666          10,000                 -               -

-------------

(1) Market value less exercise price, before payment of applicable income taxes.

(2) At September 30, 2000 the exercise price was higher than the market price of Company's stock.

                           Compensation of Directors

  Each member of the Board of Directors who is not an employee of the Company receives a Director's fee in the amount of $10,000 cash annually in addition to $500 cash for each board, committee or other official meeting attended, and reimbursement of actual expenses incurred. Directors who are not employees of the Company have in the past received options under both the Stock Option Plan for Non-Employee Directors and the 1992 Stock Option Plan. Non-employee Directors will receive future automatic option grants under the 1992 Stock Option Plan, and under the 1998 Restricted Stock Plan for Directors will receive shares of the Company's stock in the amount of $2,500 quarterly, based on market price.

1992 Stock Option Plan

  The 1992 Stock Option Plan ("1992 Plan") was approved by the shareholders at the Annual Meeting held January 27, 1993, and amended at the Annual Meeting held January 28, 1998. Under the 1992 Plan, each Director of the Company who was not an employee automatically received a non-qualified stock option immediately following the Annual Meeting of Stockholders held on January 27, 1993, in the amount of 1,666 shares of the Company's Common Stock. At each Annual Meeting of the stockholders thereafter, each Director of the Company who is not an employee of the Company will automatically receive a non-qualified stock option covering 1,333 shares of the Company's Common Stock. All options granted under the 1992 Plan will have an exercise price equal to the fair market value of the Common Stock on the date of the Annual Meeting of the stockholders to which it relates. Each option granted will have a term not to exceed ten (10) years and generally will become exercisable at the rate of twenty-five percent (25%) for each year the optionee remains with the Company as a Director. Options granted to a Director can, in no event, be exercised until the lapse of six (6) months from the date of grant.

  Other than in the case of a reincorporation of the Company in another state, in the event of (i) dissolution or liquidation of the Company, (ii) a transaction in which more than 50% of the shares of the Company that are entitled to vote are exchanged, or (iii) any merger or consolidation or other reorganization in which the Company is not the surviving corporation (or in which the Company becomes a subsidiary of another corporation), outstanding options under the 1992 Plan shall become fully exercisable immediately prior to any such event.

  Unless terminated earlier by reason of expiration of the option term, options under the 1992 Plan will terminate (a) three months after the optionee's directorship terminates for reasons other than death or disability; (b) 12 months after termination for disability; and (c) the normal termination date, in the case of death. All options granted under the 1992 Plan will be non-transferable by the optionee other than by will or the laws of descent and distribution. Such options may contain such other terms, provisions and conditions not inconsistent with the 1992 Plan.

  Pursuant to the terms of the 1992 Plan, 6,665 shares were granted at a price of $3.25 to non-employee Directors and 7,500, 49,500 and 6,000 shares at a price of $2.875, $3.719 and $3.563, respectively, were granted to officers and employees during the current fiscal year. On March 7, 2001, options covering 8,331 shares will automatically be granted to the non-employee directors.

  Options to purchase 173,765 shares of the Company's Common Stock were outstanding under the 1992 Plan as of September 30, 2000. No options were exercised during the 2000 fiscal year.

   Employment Contracts and Termination of Employment and Change-in-Control
                                 Arrangements

  There currently exist Employment Agreements between the Company and Messrs. Hollis Taylor, Jesse Arrambide, III and Sam L. Carlson, providing that Messrs. Taylor, Arrambide, and Carlson are to be em-ployed by the Company at a base salary of not less that $195,000, $160,000, and $125,000 per year, respectively. These agreements are considered for automatic renewal on December 31 of each succeeding year for a period of five years, expressly subject to approval of the Compensation Committee. As these contracts have not been renewed, they are scheduled to expire by their terms on December 31, 2001, which is five years from the date of the last automatic renewal on December 31, 1996. During the term of the aforesaid Employment Agreements, these individuals are to serve as officers of the Company and perform such services similar to and not inconsistent with the present positions held by each with the Company. In addition, they shall be eligible to participate in all Company benefit, bonus and other plans. Under the terms of each Employment Agreement, such employment may be terminated for "cause" as defined in each Employment Agreement. See 1992 Stock Option Plan for a discussion of change in control provisions.

         Board Compensation Committee Report on Executive Compensation

  The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, the compensation plans and specific compensation levels for executive officers and administers the Company's annual incentive plan and stock option plan. The Compensation Committee is comprised of three independent, non-employee directors who have no interlocking relationships as defined by the SEC.

  The compensation committee relies primarily on data supplied by outside consultants. Base salary, annual incentive and long-term comparisons are made relative to companies within the food and restaurant industry with revenues closely comparable to the Company.

  The compensation program for executives is viewed as a total compensation package comprised of base salary, annual incentives and long-term capital appreciation opportunities in the form of stock options and a stock purchase program. The total cash compensation is comprised of base salaries that are targeted to be slightly less than the average market salaries for comparable companies with an annual incentive opportunity dependent upon Company performance.

Annual Incentive

  The Officer's Bonus program is designed to reward executives for the annual growth of the Company. Officers become eligible for a bonus only after a predetermined level of consolidated earnings, before income taxes and payouts of officers' bonuses has been met. Once the plan target has been met, bonuses as a percentage of base salary are paid to executives based upon a graduated schedule. The bonus percentage depends upon the degree to which the plan was exceeded. Hollis Taylor is eligible for an additional 25% above the target bonus. To be eligible, all officers must be employed at the end of the fiscal year and any new officer would receive a bonus based on a pro-rata basis. Payment of bonuses is made after the annual audit. Incentive bonuses were not paid in fiscal 2000 as earnings before income taxes (including consideration for incentive bonus expense) did not meet the plan target.

Long-term Incentives

  The stock bonus program utilized by the Company is designed to (1) align executives with the long-term goals of the Company, (2) create an environment whereby executives are aligned closely with shareholders and (3) encourage high levels of stock ownership. Primary emphasis of the total compensation package for executives is placed on the long-term component. The program of the Company provides loans to executives to purchase shares of stock at a fixed market price. The loan must be paid off ratably over ten years. If the financial position of the Company and individual performance warrants, the Company pays to the executive a stock bonus to cover the cost of the annual loan payment. While this program has been successful, the long-term incentive compensation is below market.

CEO Compensation

  The Compensation Committee believes that the Chief Executive Officer's (CEO) compensation should be influenced by Company performance. Therefore, although there is necessarily some subjectivity in setting the CEO's salary, elements of the compensation package are directly tied to Company performance. The Committee establishes the CEO's salary by reviewing annually the salaries of CEO's of comparably sized companies and their performance according to data obtained by the Committee from independent outside consultants. In addition, the CEO participates in the annual incentive plan described above.

  The number of shares granted to the CEO is determined by the subjective evaluation of the executive's ability to influence the Company's long-term growth and profitability. The CEO received a grant of 14,000 shares in fiscal 2000 at a market price of $3.719. All shares available to be purchased by the executive are granted at the current market price. A loan was made to the CEO in 1992 to purchase 6,666 shares at a market price of $23.625 per share. The loan is payable over ten years plus interest. It has been Company policy to bonus to the CEO in an amount to cover the annual loan cost if the Company is in a financial position to make such a payment and if the CEO's performance warranted such stock bonus. During the fiscal year, the Company paid a stock bonus of $28,626 to the CEO.

Compensation Committee

     Robert L. List
     George N. Riordan
     Rudolph Rodriguez, Jr.

                        Company Stock Price Performance

   The graph below compares the cumulative total shareholder return on $100 invested at market close on September 30, 1995, assuming the reinvestment of all dividends, on the Common Stock of the Company for the last five years with the cumulative total return of the Nasdaq Stock Market Index (US Companies) and the Nasdaq Eating and Drinking places (US Companies).

               Comparison of Five Year-Cumulative Total Returns
                             Performance Graph for
                         Pancho's Mexican Buffet, Inc.


                             [GRAPH APPEARS HERE]


                                                                                        Year Ended September 30
                                                                               -----------------------------------------
                                                                                1995    1996   1997  1998   1999  2000
                                                                                ----    ----   ----  ----   ----  ----
             _______    Pancho's Mexican Buffet, Inc.                            100.0   65.4   74.4  28.4   37.8  39.2
                                                                                        -----  ----- -----  ----- -----
             __ __ __   Nasdaq Stock Market Index (US Companies)                 100.0  118.7  162.9 165.5  270.4 359.0
                                                                                        -----  ----- -----  ----- -----
             _  _  _  _ Nasdaq Eating & Drinking Planes (US Companies)           100.0  100.3   92.0  61.1   62.6  77.9
                                                                                        -----  ----- -----  ----- -----

Notes:
     A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
     B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
     C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
     D. The index level for all series was set to $100.00 on 9/29/1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As Of November 30, 2000

  The Company has only one outstanding class of equity securities, its Common Stock, par value $.10. Unless otherwise indicated, all shares are owned directly and the owner has sole voting and investment powers with respect thereto.

  The security ownership, as of November 30, 2000, of certain beneficial owners known to the Company to own more than five percent of the Company's Common Stock was:

       Name and Address of                 Amount and Nature of   Percent
         Beneficial Owner                  Beneficial Ownership  of Class
       -------------------                 --------------------  ---------
       Stephen Oyster                             140,092          9.50%
        3825 Lake Austin Blvd.
        Austin, Texas 78703

       Dimensional Fund Advisors Inc. (1)          84,363          5.72%
          1299 Ocean Ave., 11th Floor
          Santa Monica, CA 90401

       Carolina S. Arrambide (2)                   79,974          5.43%
          3116 Westador Drive
          Arlington, Texas 76015

_________________

(1) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 84,363 shares of Pancho's Mexican Buffet, Inc., all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(2) Carolina S. Arrambide is the sole beneficiary of the Estate of Jesse Arrambide Jr. which includes 61,086 shares of Pancho's Mexican Buffet, Inc. common stock.

  Cede & Co. and other central clearinghouses were the record holders of approximately 1,103,145 shares (74.8%), which include shares beneficially owned by some of the entities listed above.

  The security ownership as of November 30, 2000 including shares subject to options that are exercisable in the next 60 days, (all Common Stock) of (i) Directors and executive officers and (ii) Directors and executive officers as a group, was:

     Name and Address of                Amount and Nature of        Percent
       Beneficial Owner             Beneficial Ownership (1) (2)   of Class
     --------------------           -----------------------------  ---------
     Hollis Taylor                           67,982 (3)             4.11%
     Jesse Arrambide, III                    37,966 (3) (6)         1.26%
     Samuel L. Carlson                       20,886                 2.29%
     Robert L. List                          11,516 (4)             *
     Rudolph Rodriguez, Jr.                  12,849 (4)             *
     Tomas S. Orendain                       11,516 (4)             *
     George N. Riordan                       11,517 (7)             *
     David Oden                               4,556 (8)             *
     Joanne Keates                              677                 *
     All Directors and executive
         officers as a group                179,465 (5)            10.85%

_________________
* Less than 1%

(1) Includes shares purchased by the employee stock purchase plan through October 30, 2000.

(2) Based on presently exercisable options which are indicated in the following footnotes to this table, the percentage ownership is calculated on the assumption that the shares presently purchasable, or purchasable within the next sixty days, underlying such options are outstanding.

(3) This amount includes 24,666 shares subject to options that are exercisable within the next sixty days.

(4) This amount includes 5,163 shares subject to options that are exercisable within the next sixty days.

(5) This amount includes 69,735 shares that directors and executive officers have the right to acquire within the next sixty days through the exercise of stock options.

(6) Estate of Jesse Arrambide has pledged 13,542 of the Company's common shares for various loans. Jesse Arrambide, III acts as Independent Executor and has sole voting power of these shares. Jesse Arrambide, III disclaims beneficial ownership of these securities.

(7) This amount includes 4,497 shares subject to options that are exercisable within the next sixty days.

(8) This amount includes 417 shares subject to options that are exercisable within the next sixty days.

Item 13.  Certain Relationships and Related Transactions

  Rudolph Rodriguez, Jr., Director, is Chairman and Chief Executive Officer of Rodriguez Festive Foods, Inc., which sold products to the Company's outside distributor, which are then purchased by the Company, in the amount of $1,172,482 during the fiscal year ended September 30, 2000. In the same fiscal year, Rodriguez Festive Foods, Inc. purchased items in the amount of $43,966 from the Company. Rodriguez Festive Foods, Inc. also leases the Company's cold storage facilities formerly used by the Company's food distribution center. The lease is for $5,000 per month expiring on October 31, 2000. Five-year option at $5,500 monthly effective November 1, 2000 has been exercised. All of the foregoing transactions with Rodriguez Festive Foods, Inc. were entered into in the ordinary course of business, and it is believed that the terms and conditions are no less favorable to the Company than they would have been for similar transactions with unrelated parties.

  Occasional sales of supplies and equipment are made on a cost plus basis to the family owned restaurant operations of Jesse Arrambide III, Chairman of the Board and Chief Operations Officer of the Company. Sales were $8,823 for the year ended September 30, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1. and 2. Financial Statements and Financial Statement Schedules - see Index to Consolidated Financial Statements and Schedules on page 35.

        3. Exhibits Required by Item 601 of Regulation S-K

           Exhibit
           Number                     Description
           ------                     -----------

           2          -  Not applicable
           3(a)       -  Certificate of Incorporation of Pancho's Mexican
                         Buffet, Inc. (2)
           3(b)       -  Certificates of Amendment of Certificate of
                         Incorporation (3)
           3(c)       -  Certificate of Amendment of Certificate of
                         Incorporation (5)
           3(d)       -  Certificate of Amendment of Certificate of
                         Incorporation (8)
           3(e)       -  Bylaws of Pancho's Mexican Buffet, Inc. as amended
                         through October 5, 1990 (10)
           3(f)       -  Agreement and Plan of Merger dated December 31, 1968
                         (1)
           3(g)       -  Certificate of Amendment of Certificate of
                         Incorporation, dated January 25, 1995 (15)
           3(h)       -  Restated Certificate of Incorporation, as revised
                         January 25, 1995 (15)
           3(i)       -  Certificate of Amendment to Certificate of
                         Incorporation, dated January 27, 1999 (24)
           4(a)       -  Certificate of Incorporation and Bylaws of Registrant,
                         as amended. See Exhibit 3 items above.
           4(b)       -  Rights Agreement dated as of January 30, 1996, between
                         Pancho's Mexican Buffet, Inc. and KeyCorp Shareholder
                         Services, Inc. with Exhibit A (form of Certificate of
                         Designation, Preferences and Rights of Series A
                         Preferred Stock), Exhibit B (form of Right
                         Certificate), and Exhibit C (Summary of Rights to
                         Purchase Series A Preferred Stock) attached (6)
           4(c)       -  Amendment to Rights Agreement, dated July 25, 1997 (21)
           9          -  Not applicable
           10(a)      -  1982 Stock Option Plan for Non-Employee Directors of
                         Pancho's Mexican Buffet, Inc. (4)
           10(b)      -  Amendment No. 1 and 2 to 1982 Stock Option Plan for
                         Non-Employee Directors of Pancho's Mexican Buffet, Inc.
                         (9)
           10(c)      -  1982 Incentive Stock Option Plan of Pancho's Mexican
                         Buffet, Inc. (4)
           10(d)      -  Amendment No. 1, 2 and 3 to Pancho's Mexican Buffet,
                         Inc. 1982 Incentive Stock Option Plan (9)
           10(e)      -  Pancho's Mexican Buffet, Inc. Employee Stock Purchase
                         Plan (4)
           10(i)      -  Memo re: Officers Bonus Plan approved by Board of
                         Directors of Pancho's Mexican Buffet, Inc. on February
                         28, 1986 (7)
           10(j)      -  Note, security agreement and investment letter - re:
                         sale of authorized but unissued Common Stock of the
                         Registrant to four executive officers in 1992 (15)
           10(k)      -  Employment Contracts between the Registrant and four
                         executive officers dated May 23, 1986 and March 25,
                         1994 (15)
           10(l)      -  Pancho's Mexican Buffet, Inc. Cafeteria Plan (9)

        Exhibit
        Number                     Description
        ------                     -----------

        10(m)         -  Amendment No. 4 to 1982 Incentive Stock Option Plan of
                         Pancho's Mexican Buffet, Inc. (11)
        10(n)         -  Amendment No. 3 to 1982 Stock Option Plan for Non-
                         Employee Directors of Pancho's Mexican Buffet, Inc.
                         (11)
        10(0)         -  1992 Stock Option Plan of Pancho's Mexican Buffet, Inc.
                         (12)
        10(p)         -  Revolving Credit and Term Loan Agreement dated February
                         16, 1994, between PMB Enterprises West, Inc. and First
                         Interstate Bank of Texas, N.A. (13)
        10(q)         -  First Amendment to Revolving Credit and Term Loan
                         Agreement dated February 9,1995, between PMB
                         Enterprises West, Inc. and First Interstate Bank of
                         Texas, N.A. (14)
        10(r)         -  Second Amendment to Revolving Credit and Term Loan
                         Agreement dated May 9,1995, between PMB Enterprises
                         West, Inc. and First Interstate Bank of Texas, N.A.
                         (14)
        10(s)         -  Third Amendment to Revolving Credit and Term Loan
                         Agreement dated September 29, 1995 (15)
        10(t)         -  Employment Contract between the Registrant and one
                         executive officer, dated September 29, 1995 (15)
        10(u)         -  Fourth Amendment to Revolving Credit and Term Loan
                         Agreement dated February 16, 1996 (16)
        10(v)         -  Fifth Amendment to Revolving Credit and Term Loan
                         Agreement dated June 28, 1996 (17)
        10(w)         -  Sixth Amendment to Revolving Credit and Term Loan
                         Agreement dated December 16, 1996 (18)
        10(x)         -  Amendment to Revolving Credit and Term Loan Agreement,
                         dated February 11, 1997 (19)
        10(y)         -  Amendment to Revolving Credit and Term Loan Agreement,
                         dated March 31, 1997 (20)
        10(z)         -  Seventh Amendment to Revolving Credit and Term Loan
                         Agreement, dated December 1, 1997 (21)
        10(aa)        -  Amendment Number One to Pancho's Mexican Buffet, Inc.
                         1992 Stock Option Plan (22)
        10(ab)        -  Eighth Amendment to Revolving Credit and Term Loan
                         Agreement, dated November 3, 1998 (23)
        11            -  Not required -- Explanation of earnings per share
                         computation is contained in Notes to Consolidated
                         Financial Statements.
        12            -  Not applicable
        13            -  Not applicable
        16            -  Not applicable
        18            -  Not applicable
        21            -  Subsidiaries of the registrant -- filed herewith
        22            -  Not applicable
        24            -  Not applicable
        27            -  Financial Data Schedule -- filed herewith

_____________

(1) Filed with the Commission as an Exhibit to Form S-1 Registration Statement No. 2-32378 -- such Exhibits are incorporated herein by reference.
(2) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K as amended on Form 8 for the year ended September 30, 1981-- such Exhibits are incorporated herein by reference.
(3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1982 -- such Exhibit is incorporated herein by reference.
(4) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1983 -- such Exhibits are incorporated herein by reference.
(5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1984 -- such Exhibits are incorporated herein by reference.
(6) Filed with the Commission as an Exhibit to Form 8-A Registration Statement on February 21, 1996 -- such Exhibit is incorporated herein by reference.
(7) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1986 -- such Exhibits are incorporated herein by reference.
(8) Filed with the Commission as an Exhibit to Form S-2 Registration Statement No. 33-14484 on May 22, 1987 -- such Exhibit is incorporated herein by reference.
(9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1988 -- such Exhibits are incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1990 -- such Exhibits are incorporated herein by reference.
(11) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1991-- such Exhibits are incorporated herein by reference.
(12) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 -- such Exhibits are incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1995 -- such Exhibits are incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1995 -- such Exhibits are incorporated herein by reference.
(15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form IO-K for the year ended September 30, 1995 -- such Exhibits are incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1996 -- such Exhibits are incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1996 -- such Exhibits are incorporated herein by reference.
(18) Filed with the Commission as an Exhibit to form 10-K for the year ended September 30, 1996 -- such Exhibits are incorporated herein by reference.
(19) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1996 -- such Exhibits are incorporated herein by reference.
(20) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1997 -- such Exhibits are incorporated herein by reference.
(21) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended June 30, 1997 -- such Exhibits are incorporated herein by reference.
(22) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended December 31, 1997 -- such Exhibits are incorporated herein by reference.
(23) Filed with the Commission as an Exhibit to Form 10-K for the year ended September 30, 1998 -- such Exhibits are incorporated herein by reference.
(24) Filed with the Commission as an Exhibit to Form 10-Q for the quarter ended March 31, 1999 -- such Exhibits are incorporated herein by reference.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended September 30, 2000.

(c)   Exhibits required by Item 601 of Regulation S-K.

      See (a) (3) above.

(d)   Financial Statement Schedules for Form 10-K.

      All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Years Ended September 30, 2000

                                                                    Page
                                                                    ----

     Independent Auditors' Report................................   F-1


     Consolidated Financial Statements:

      Consolidated Balance Sheets................................   F-2

      Consolidated Statements of Operations......................   F-3

      Consolidated Statements of Stockholders' Equity............   F-4

      Consolidated Statements of Cash Flows......................   F-5

      Notes to Consolidated Financial Statements.................   F-6

  All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pancho's Mexican Buffet, Inc.

  We have audited the consolidated balance sheets of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pancho's Mexican Buffet, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with auditing standards generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 9, 2000

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                                              September 30,
                                                                       -------------------------------------------------------
                                                                                 2000                            1999
                                                                       -----------------------        ------------------------
Current Assets:
    Cash and cash equivalents                                          $               900,000        $              1,242,000
    Accounts and notes receivable, current portion                                     152,000                         208,000
    Inventories                                                                        451,000                         469,000
    Prepaid expenses                                                                   130,000                         242,000
                                                                       -----------------------        ------------------------
        Total current assets                                                         1,633,000                       2,161,000
                                                                       -----------------------        ------------------------

Property, Plant and Equipment:
    Land                                                                             1,654,000                       1,868,000
    Buildings                                                                        6,633,000                       6,900,000
    Leasehold improvements                                                          17,779,000                      17,268,000
    Equipment and furniture                                                         21,013,000                      21,469,000
    Construction in progress                                                                                           429,000
                                                                       -----------------------        ------------------------
        Total                                                                       47,079,000                      47,934,000
    Less accumulated depreciation and amortization                                 (31,926,000)                    (32,392,000)
                                                                       -----------------------        ------------------------
             Property, plant and equipment - net                                    15,153,000                      15,542,000
                                                                       -----------------------        ------------------------

Other Assets:
    Land and buildings held for sale                                                   309,000                         309,000
    Other, including noncurrent portion of receivables                                 269,000                         400,000
                                                                       -----------------------        ------------------------
        Total other assets                                                             578,000                         709,000
                                                                       -----------------------        ------------------------
        Total                                                          $            17,364,000        $             18,412,000
                                                                       =======================        ========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                   $               767,000        $                701,000
    Debt classified as current                                                         107,000                         139,000
    Accrued wages and bonuses                                                        1,317,000                       1,734,000
    Accrued insurance costs, current                                                   425,000                       1,087,000
    Other current liabilities                                                        1,825,000                       1,331,000
                                                                       -----------------------        ------------------------
        Total current liabilities                                                    4,441,000                       4,992,000
                                                                       -----------------------        ------------------------

Other Liabilities:
    Long-term debt                                                                     112,000                         222,000
    Capital leases                                                                      29,000
    Accrued insurance costs, non-current                                               425,000                       1,149,000
    Restructuring reserves, non-current                                                310,000                         346,000
                                                                       -----------------------        ------------------------
        Total other liabilities                                                        876,000                       1,717,000
                                                                       -----------------------        ------------------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $10 par value (Authorized 500,000 shares, none issued.)
    Common stock, $.10 par value (Authorized 20,000,000 shares.  Issued
       1,492,021 and 1,485,406 shares, respectively.  Outstanding 1,469,955
       and 1,463,606 shares, respectively.)                                            149,000                         149,000
    Additional paid-in capital                                                      19,013,000                      18,988,000
    Retained earnings (accumulated deficit)                                         (6,948,000)                     (7,197,000)
    Stock notes receivable                                                             (98,000)                       (169,000)
    Treasury stock at cost (22,066 and 21,800 shares, respectively)                    (69,000)                        (68,000)
                                                                       -----------------------        ------------------------
        Stockholders' equity                                                        12,047,000                      11,703,000
                                                                       -----------------------        ------------------------
        Total                                                          $            17,364,000        $             18,412,000
                                                                       =======================        ========================

                See notes to consolidated financial statements

                   PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years ended September 30,
                                                             -----------------------------------------------------------------------
                                                                     2000                     1999                       1998
                                                             -------------------       -----------------        --------------------
Sales                                                        $        55,963,000       $      57,403,000        $        64,146,000
                                                             -------------------       -----------------        --------------------

Costs and Expenses:
    Food costs                                                        14,788,000              15,214,000                 17,413,000
    Restaurant labor and related expenses                             21,781,000              21,839,000                 25,606,000
    Restaurant operating expenses                                     12,516,000              11,913,000                 14,904,000
    Depreciation and amortization                                      1,959,000               1,958,000                  2,808,000
    General and administrative expenses                                4,695,000               4,999,000                  5,013,000
    Asset impairment and restructuring charges                                                                            6,601,000
    Preopening costs                                                      54,000
                                                             -------------------       -----------------        -------------------
        Total                                                         55,793,000              55,923,000                 72,345,000
                                                             -------------------       -----------------       --------------------

Operating Income (Loss)                                                  170,000               1,480,000                 (8,199,000)
Interest Expense                                                         (17,000)                (22,000)                  (212,000)
Other, including interest income                                          96,000                 418,000                    198,000
                                                             -------------------       -----------------       --------------------

Earnings (loss) before income taxes                                      249,000               1,876,000                 (8,213,000)

Income tax expense (benefit)                                                                     (12,000)                 4,305,000
                                                             -------------------       -----------------        -------------------

Net earnings (loss)                                          $           249,000       $       1,888,000        $       (12,518,000)
                                                             ===================       =================        ===================


Net earnings (loss) per share, basic and diluted             $              0.17       $            1.29        $             (8.54)
                                                             ===================       =================        ===================


                See notes to consolidated financial statements.

                               PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Retained
                                                                                       Additional        Earnings
                                                             Common Stock               Paid-in        (Accumulated
                                                       --------------------------
                                                         Shares           Amount        Capital          Deficit)
                                                       ---------         --------     ------------     ------------
       Balance, September 30, 1997                     1,465,853         $146,000      $18,927,000     $  3,499,000
          Net loss                                                                                      (12,518,000)
          Dividends, $.045 per share                                                                        (66,000)
          Treasury stock acquired
          Payments received on stock notes
          Stock issued                                     5,521            1,000           28,000
                                                       ---------         --------     ------------     ------------
       Balance, September 30, 1998                     1,471,374          147,000       18,955,000       (9,085,000)
          Net earnings                                                                                    1,888,000
          Payments received on stock notes
          Stock issued                                    14,032            2,000           33,000
                                                       ---------         --------     ------------     ------------
       Balance, September 30, 1999                     1,485,406          149,000       18,988,000       (7,197,000)
          Net earnings                                                                                      249,000
          Treasury stock issued
          Treasury stock acquired
          Payments received on stock notes
          Stock issued                                     6,615                            25,000
                                                       ---------         --------     ------------     ------------
       Balance, September 30, 2000                     1,492,021         $149,000      $19,013,000     $ (6,948,000)
                                                       =========         ========     ============     ============
                                                                                         Stock
                                                                                         Notes
                                                                                       Receivable
                                                             Treasury Stock               from          Stockholders'
                                                       --------------------------
                                                         Shares         Amount          Officers           Equity
                                                       ---------     ------------     ------------     ------------
       Balance, September 30, 1997                         2,800     $   (13,000)     $   (290,000)    $ 22,269,000
          Net loss                                                                                      (12,518,000)
          Dividends, $.045 per share                                                                        (66,000)
          Treasury stock acquired                         19,000         (55,000)                           (55,000)
          Payments received on stock notes                                                  65,000           65,000
          Stock issued                                                                                       29,000
                                                      ----------     -----------       -----------     ------------

       Balance, September 30, 1998                        21,800         (68,000)         (225,000)       9,724,000
                 Net earnings                                                                             1,888,000
                 Payments received on stock notes                                           56,000           56,000
                 Stock issued                                                                                35,000
                                                       ---------     -----------       -----------     ------------

       Balance, September 30, 1999                        21,800         (68,000)         (169,000)      11,703,000
                 Net earnings                                                                               249,000
                 Treasury stock issued                      (400)          2,000                              2,000
                 Treasury stock acquired                     666          (3,000)                            (3,000)
                 Payments received on stock notes                                           71,000           71,000
                 Stock issued                                                                                25,000
                                                       ---------     -----------       -----------     ------------
       Balance, September 30, 2000                        22,066     $   (69,000)      $   (98,000)    $ 12,047,000
                                                      ==========     ===========       ===========     ============

                      See notes to consolidated financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years ended September 30,
                                                                           -------------------------------------------------------
                                                                                2000                  1999                 1998
                                                                           -------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                      $      249,000     $      1,888,000      $  (12,518,000)
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                              1,959,000            1,958,000           2,808,000
     Provision for deferred income taxes                                                                                 4,305,000
     Impairment of long-lived assets                                                                                     5,681,000
     Provision for restructuring reserves                                                                                  920,000
     Adjustment of insurance reserves                                          (1,020,000)          (1,038,000)           (325,000)
     Gain on sale of assets                                                       (52,000)            (367,000)           (153,000)
     Stock compensation to outside directors                                       25,000               35,000              29,000
     Other                                                                          2,000                                  (12,000)
  Changes in operating assets and liabilities:

      Accounts and notes receivable                                                54,000              (26,000)             (6,000)
      Income taxes receivable                                                                                              538,000
      Inventories, prepaid expenses and other assets                              141,000              227,000            (231,000)
      Accounts payable and accrued expenses                                      (148,000)            (635,000)            404,000
      Restructuring reserves                                                      (42,000)            (500,000)           (658,000)
                                                                           --------------     ----------------      --------------
              Net cash provided by operating activities                         1,168,000            1,542,000             782,000
                                                                           --------------     ----------------      --------------

Cash Flows From Investing Activities:
  Property additions                                                           (1,966,000)          (1,485,000)           (697,000)
  Proceeds from sale of assets                                                    530,000            2,473,000             261,000
                                                                           --------------     ----------------      --------------
              Net cash provided by (used in) investing activities              (1,436,000)             988,000            (436,000)
                                                                           --------------     ----------------      --------------

Cash Flows From Financing Activities:
  Short-term borrowings, net                                                      (32,000)            (351,000)            298,000
  Long-term borrowings                                                                               6,637,000          19,706,000
  Repayments of long-term borrowings                                             (110,000)          (8,176,000)        (20,232,000)
  Dividends paid                                                                                                           (66,000)
  Treasury stock acquired                                                          (3,000)
  Payments on officer stock notes receivable                                       71,000               56,000              65,000
                                                                           --------------     ----------------      --------------
              Net cash used in financing activities                               (74,000)          (1,834,000)           (229,000)
                                                                           --------------     ----------------      --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (342,000)             696,000             117,000

Cash and Cash Equivalents at Beginning of Year                                  1,242,000              546,000             429,000
                                                                           --------------     ----------------      --------------

Cash and Cash Equivalents at End of Year                                   $      900,000     $      1,242,000      $      546,000
                                                                           ==============     ================      ==============

Supplemental Information:
  Income taxes paid and (refunds received), net                            $                  $        (12,000)     $     (541,000)
  Interest paid, net of capitalized amounts                                        17,000               37,000             206,000
  Treasury stock acquired as reduction of receivables                                                                       55,000

                See notes to consolidated financial statements

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

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

Property, Plant and Equipment

  Depreciation is provided for buildings and equipment on a straight-line basis over the following estimated service lives:

          Buildings................................   25 to 30 years
          Equipment and furniture .................    3 to 10 years

  Leasehold improvements are amortized over the term of the lease or the life of the improvement, whichever is shorter.

  The Company capitalizes interest incurred on debt for major construction projects and includes the capitalized interest in the asset basis. No interest was capitalized in 2000, 1999 or 1998.

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

l-for-3 Reverse Stock Split

  At the Annual Meeting of Stockholders on January 27, 1999, the stockholders of the Company approved a one-for-three reverse stock split for the Company's common stock, effective January 27, 1999. All common stock share data and related stock option and earnings per share data in this report have been adjusted to reflect the reverse split. Under the reverse split, the common stock retained its previous par value of $.10 per share after the reverse split. Therefore, the dollar amount of common stock on the balance sheet was reduced to one-third of its previous balance, and additional paid-in capital was increased by that dollar amount.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

Earnings (Loss) Per Share

  The Company adopted SFAS No. 128, "Earnings per Share," in fiscal 1998. This standard replaced previous generally accepted accounting principles for computing and disclosing earnings per share (EPS) information. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted EPS adds the effect of all dilutive potential shares to the weighted average number of shares outstanding.

  The weighted average outstanding shares were 1,467,000, 1,460,000 and 1,465,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Basic weighted average shares outstanding for 2000 were 1,466,000. For 1999, outstanding options had no dilutive effect because the average market price was less than the option exercise prices. Due to the net loss for 1998, the Company's potential common shares were antidilutive and excluded from the loss per share calculation, so diluted and basic loss per share are the same. At September 30, 2000, there were 173,765 options which represented potential common shares which could be dilutive in the future.

Stock-Based Compensation

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has elected to continue using the intrinsic value method to account for its stock-based compensation plans. SFAS No. 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 7).

Business Segments

  In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and

Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates as a single business segment.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The impact that SFAS No. 133 will have on its financial condition and results of operations is not expected to be material.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 is effective for the Company's financial statements no later than the first quarter of fiscal year 2001 and requires the Company to recognize revenue only when it is realized or realizable and earned. The impact of the adoption of SAB 101 on the Company's financial position, results of operations, and cash flows is not expected to be material.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

2. OTHER CURRENT LIABILITIES

Other current liabilities consist of:

                                                             September 30,        .
                                                         --------------------------
                                                             2000           1999  .
                                                         ----------      ----------
          Accrued taxes other than income taxes ......   $1,027,000      $  943,000
          Unearned income ............................      387,000               -
          Accrued annual percentage rent .............      202,000         177,000
          Restructuring reserves .....................      161,000         167,000
          Other ......................................       48,000          44,000
                                                         ----------      ----------
           Total .....................................   $1,825,000      $1,331,000
                                                         ==========      ==========

3. LONG-TERM DEBT

  In February 1999, the Company paid off its outstanding bank debt. In April 1999, the Company terminated its revolving credit and term loan agreement with the bank.

  Notes payable were issued in fiscal 1998, 1997, and 1996 to buy out the remaining lease terms of certain closed locations. The long-term portion of those notes was $112,000 and $222,000 at September 30, 2000 and 1999, respectively. The current portion of $107,000 and $139,000 is reported as debt classified as current at September 30, 2000 and 1999, respectively. The effective interest rates range from 5.8% to 6.9%, with payments due monthly through November 2003.

 The combined maturities of Company debt as of September 30, 2000 are listed below:

         Years ending
         September 30,
         -------------
         2001 ..................................     $107,000
         2002 ..................................       53,000
         2003 ..................................       50,000
         2004 ..................................        9,000
         Later years ...........................            0
                                                     --------
                                                     $219,000
                                                     ========

4. OPERATING LEASES

  The Company leases restaurant facilities under operating leases with terms expiring at various dates into 2009, some of which contain renewal options. Certain of the leases have provisions for contingent rentals based on a percentage of the excess of restaurant sales over stipulated minimum sales.

  The minimum aggregate annual rentals required under operating leases in effect at September 30, 2000, exclusive of maintenance, taxes, etc., were as follows:

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

        Years ending
        September 30,
        -------------
         2001.........................................  $2,360,000
         2002.........................................   2,061,000
         2003.........................................   1,630,000
         2004.........................................   1,164,000
         2005.........................................     732,000
         Later years..................................     500,000
                                                        ----------
                                                        $8,447,000
                                                        ==========

The composition of total yearly rental expense for operating leases is:

                                                             September 30,
                                                 ------------------------------------
                                                    2000         1999        1998
                                                 ----------   ----------   ----------
Minimum rentals                                  $2,497,000   $2,446,000   $2,638,000
Contingent rentals                                  203,000      203,000      190,000
Less: Sublease rentals                              (62,000)     (34,000)     (13,000)
                                                 ----------   ----------   ----------
       Total                                     $2,638,000   $2,615,000   $2,815,000
                                                 ==========   ==========   ==========

5. CAPITAL LEASES

  In September of 2000, the Company obtained a capital lease for an office copier. The lease expires in 2005 and may be renewed annually thereafter, or the copier may be purchased. The copier is included in equipment and furniture on the balance sheet at $29,000 gross and net, as no amortization has yet been taken on it as of September 30, 2000.

  Minimum future lease payments and present value of the net minimum lease payments are as follows:

        Years ending
        September 30,
        -------------
        2001 .............................................................      $  8,000
        2002 .............................................................         8,000
        2003 .............................................................         8,000
        2004 .............................................................         8,000
        2005 .............................................................         8,000
                                                                                --------
               Total minimum lease payments ..............................        40,000
                                                                                --------
        Less: Imputed interest ...........................................       (11,000)
                                                                                --------
               Present value of net minimum lease payments ...............      $ 29,000
                                                                                ========

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

6. INCOME TAXES

       Income tax expense (benefit) consists of:

                                                                             Years ended September 30,
                                                                 ----------------------------------------------------
                                                                     2000              1999               1998
                                                                 --------------   --------------    -----------------
       Current:
           U.S. federal                                          $           -    $      (12,000)   $              -
                                                                 --------------   --------------    -----------------

       Deferred:
           U.S. federal                                                      -                 -           3,802,000
           State                                                             -                 -             503,000
                                                                 --------------   --------------    -----------------
               Combined deferred                                             -                 -           4,305,000
                                                                 --------------   --------------    -----------------
                   Income tax expense (benefit)                  $           -    $      (12,000)   $      4,305,000
                                                                 ==============   ==============    =================

       The income tax expense (benefit) differs from the amounts computed by applying the U.S. federal statutory rate of 34 percent to the net earnings
(loss) before income taxes as follows:

                                                                               Years ended September 30,
                                                                 ---------------------------------------------------
                                                                       2000              1999               1998
                                                                 -------------    --------------    ----------------
       Expected tax at federal statutory rate of 34%             $      85,000    $      638,000    $     (2,792,000)
       Increase (decrease) in taxes due to:
           Change in valuation allowance                               (78,000)         (702,000)          7,314,000
           State income tax provision (benefit), net of federal
             income tax effect                                          43,000           116,000            (137,000)
           Tax effect of employer tax credits                          (42,000)          (36,000)            (90,000)
           Other differences                                            (8,000)          (28,000)             10,000
                                                                 -------------    --------------    ----------------
                   Total expense (benefit)                       $           -    $      (12,000)   $      4,305,000
                                                                 =============    ==============    ================

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                               September 30,
                                                                                     --------------------------------
                                                                                          2000              1999
                                                                                     --------------   ---------------
Deferred tax assets:
      Current:
          Restructuring costs, current                                               $       58,000    $       61,000
          Accrued vacation pay                                                              136,000           137,000
          Accrued insurance cost, current                                                    57,000           392,000
          Unearned revenue, current                                                          32,000                 -
          Current valuation allowance                                                      (283,000)         (590,000)
                                                                                     --------------   ---------------
               Current deferred tax asset, net of valuation allowance                             -                 -
                                                                                     --------------   ---------------

      Noncurrent:
          Accrued insurance costs                                                           136,000           262,000
          Unearned revenue                                                                  105,000                 -
          Federal operating loss carryforwards (expire 2012-2020)                         3,859,000         3,650,000
          Noncurrent restructuring costs                                                    111,000           125,000
          Alternative minimum tax carryforward                                              383,000           383,000
          State net operating loss carryforwards (expire 2000-2014)                         487,000           500,000
          Property, plant and equipment                                                   1,560,000         1,560,000
          Federal employer tax credits (expire 2009-2020)                                   682,000           615,000
          Noncurrent valuation allowance                                                 (7,077,000)       (6,847,000)
                                                                                     --------------   ---------------
               Noncurrent deferred tax asset, net of valuation allowance                    246,000           248,000
                                                                                     --------------   ---------------

Deferred tax liabilities:
      Noncurrent:
          Basis difference in note receivable                                               246,000           248,000
                                                                                     --------------   ---------------
               Total noncurrent deferred tax liabilities                                    246,000           248,000
                                                                                     --------------   ---------------
               Net noncurrent deferred income taxes                                  $            -    $            -
                                                                                     ==============   ===============

      Deferred tax assets net of deferred tax liabilities decreased $78,000 to $7.4 million in the year ended September 30, 2000, due mainly to the reduction in insurance reserves offset by unearned revenues. The tax provision of $78,000 was offset by a $78,000 decrease in the valuation allowance.

      Deferred tax assets net of deferred tax liabilites decreased $702,000 to $7.4 million in the year ended September 30, 1999, due mainly to the reversal of a significant portion of the book-tax differences on fixed assets and accrued insurance costs. The tax provision of $702,000 was offset by a $702,000 decrease in the valuation allowance. The $12,000 income tax benefit resulted from a refund received in 1999.

      The valuation allowance was increased in 1998 to offset the Company's total net deferred tax assets. Due to the Company's net loss for the quarter ended June 30, 1998, combined with net losses for the three preceding fiscal years, it was considered necessary to provide a valuation allowance for all of its net deferred tax assets.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

  The valuation allowance currently offsets the full amount of the deferred tax assets net of deferred tax liabilities. Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company maintains profitability, the Company may recognize tax benefits for all or a portion of the deferred tax assets at a future date, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2012 through 2020, and state NOL carryforwards which expire in years 2000 through 2014. The amount of federal NOL carryforwards was $11,350,000 and $10,736,000 at September 30, 2000 and 1999, respectively. The amount of state NOL carryforwards was $19,936,000 and $19,917,000 at September 30, 2000 and 1999, respectively.

7. STOCKHOLDERS' EQUITY

Stock Notes Receivable

  In April 1992, the Company sold 34,833 shares (adjusted for the 1999 l-for-3 reverse stock split) of common stock to certain officers in exchange for notes receivable in the amount of $758,000, the balance of which is shown in the balance sheet as a deduction from stockholders' equity. The notes bear interest at 7.83%, are payable in ten equal annual installments plus interest and are secured by the common stock. The shares were sold at the quoted market price on the day of sale.

Stockholders' Rights Plan and Preferred Stock Purchase Rights

  In January 1996, the Company's Board of Directors adopted a Stockholders' Rights Plan (the Plan) to replace a similar plan which expired on March 31, 1996. Under the new plan, the Company declared a dividend distribution of one preferred share purchase right (Right) for each share of common stock outstanding at the close of business on March 29, 1996. Each Right entitles the holder to buy one one-thousandth of a share of the Company's newly-designated Series A Junior Participating Preferred Stock, for the exercise price of $10 per one one-thousandth of a Preferred Share, subject to adjustment.

  If any person or group (other than certain current stockholders and their affiliates, associates and successors, which may acquire up to 28%) acquires 15% of common stock, all stockholders except the acquiring person (Acquirer) will be entitled to purchase Common Stock having twice the market value of the Rights' exercise price. If the Company is involved in a merger or other business combination, or sells 50% or more of its assets or earning power, all of the stockholders, other than the Acquirer, will be entitled to purchase common stock of the other person having twice the market value of the exercise price. Under the Plan's exchange provision, any time after such an acquisition but before any person acquires a majority of the Common Stock, the Board of Directors may exchange all or part of the outstanding Rights (other than the Rights of the Acquirer) for Common Stock at a ratio of one Right per share.

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

      Summary information on stock option activity is shown below.

                                              2000                            1999                             1998
                                 ------------------------------  -------------------------------  -------------------------------
                                                  Weighted-                       Weighted-                        Weighted-
                                   Number          Average         Number          Average          Number          Average
                                  of Shares    Exercise Price     of Shares     Exercise Price     of Shares     Exercise Price
                                 -----------  ----------------  ------------  -----------------  ------------  -----------------
Outstanding on October 1             108,963           $ 27.06       102,109            $ 28.68       134,867            $ 29.46
Granted                               74,165              3.55         6,998               3.38         5,333               6.18
Exercised
Forfeited/expired                     (9,363)            10.69          (144)             21.75       (38,091)             28.35
                                 -----------                    ------------                     ------------

Outstanding September 30             173,765             17.79       108,963              27.06       102,109              28.68
                                 -----------                    ------------                     ------------

Exercisable September 30              94,273             29.43        94,721              30.16        91,133              31.02
                                 -----------                    ------------                     ------------

Common shares reserved
      and available for grant
      September 30                    35,261                         100,063                          106,917
                                 -----------                    ------------                     ------------

      For shares outstanding at September 30, 2000:

                                                                           Weighted-         Weighted-Average
                                                            Number          Average             Remaining
                 Range of Exercise Prices                 of Shares     Exercise Price        Life in Years
                 ------------------------                 ---------     --------------        -------------
                 $  2.875 to $ 3.719                         76,663     $         3.55             9.3
                 $ 6.1875 to $ 9.5625                        10,659               6.61             6.5
                 $17.625 to $21.75                            9,454              20.38             2.4
                 $25.125 to $34.125                          76,989              33.20             3.0
                                                            -------     --------------             ---
                 $2.875 to $34.125                          173,765     $        17.79             6.0
                                                           --------     --------------             ---

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

      The weighted-average fair value of options granted was $2.24 in 2000, $2.47 in 1999, and $3.12 per share in 1998. The pro forma effects of reporting stock options using the fair value approach under SFAS No. 123 are shown below.

                   Year ended September 30             2000                1999                1998
                -------------------------------  ------------------  -----------------  -------------------
                Net earnings (loss)
                   As reported                           $ 249,000        $ 1,888,000         $(12,518,000)
                   Pro forma                               194,000          1,874,000          (12,528,000)

                Net earnings (loss) per
                   share
                   As reported                                0.17               1.29                (8.54)
                   Pro forma                                  0.13               1.28                (8.55)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998.

                                                       2000                1999                1998
                                                 ------------------  -----------------  -------------------
                Dividend yield                                0.0%               0.0%                 0.0%
                Expected volatility                          60.0%              60.0%                50.0%
                Risk free interest rates              5.9% to 6.6%               4.7%                 5.5%
                Expected life in years                         10                 10                    5

Annual Stock Grant to Non-employee Directors

      Under the 1998 Restricted Stock Plan for Non-employee Directors, non-employee directors of the Company were granted $2,500 of common stock quarterly, based on the market price on the date of grant, for the second and third quarters of 2000. The value of shares granted and recognized as directors' compensation was $25,000 and $35,000 in 2000 and 1999, respectively.

Preferred Stock

      Shares of preferred stock, when issued, will have such rights, preferences and privileges as shall be adopted by the Board of Directors.

8. EMPLOYEE BENEFIT PLANS

Voluntary Employee Injury Benefit Plan

      Concurrent with its decision to become a non-subscriber to the Workers' Compensation Act of Texas in December 1990, the Company adopted a Voluntary Employee Injury Benefit (VEIB) Plan to provide benefits for employees located in Texas who incur job related injuries in connection with their employment. The VEIB Plan, which was subject to Employee Retirement Income Security Act
(ERISA) rules and regulations, provided for medical, short-term wage replacement, dismemberment and death benefits.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

  Coverage under the VEIB Plan was provided by the Company and through excess liability insurance, which provided coverage for claims in excess of certain stipulated amounts. The consolidated statements of operations for the years ended September 30, 2000, and 1999 include provisions for estimated expenses of the VEIB Plan of $549,000 and $176,000, respectively. For fiscal 2000, the Company had a credit for its provision due to a reduction of the VEIB Plan liability reserves of $639,000 and due to termination of the VEIB Plan. The fiscal 1999 provision was reduced by $394,000 to reverse VEIB Plan liability reserves.

  The Company replaced its VEIB Plan with a guaranteed policy for workers' compensation in January of 2000.

Bonus Plans

  The Company has a bonus plan for restaurant managers and supervisors which provides bonuses based on restaurant performance. Such bonuses amounted to $240,000, $438,000, and $480,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

  The Company has a bonus plan for corporate officers as a group based on stipulated operating results. No bonuses were paid under the plan for 2000. A bonus of $203,000 was earned under the plan for 1999. No corporate officer bonuses were paid for the year ended September 30, 1998. A related bonus plan for other corporate employees paid $60,000 in 1999, and no bonuses for the years ended September 30, 2000 and 1998.

  An additional bonus plan compensates certain officers employed by the Company for the annual principal and interest payments on the stock notes receivable from officers (see Note 7). Under this plan, the Company recognized compensation expense of $95,000, $109,000, and $124,000 in fiscal years 2000, 1999 and 1998, respectively.

Stock Purchase Plan

  The Company maintains a voluntary employee stock purchase plan for all eligible employees. The Company contributes 25% of the amount invested by the employee plus all commissions and brokerage fees. Company contributions vest immediately. Contributions are invested in common stock of the Company by a brokerage firm. The Company recognized expenses for contributions to the plan of $14,000, $14,000, and $15,000 for the years ended September 30, 2000, 1999 and
1998, respectively.

9. INSURANCE RESERVES

  At September 30, 2000, a total of $850,000 in insurance reserves was included on the Company's balance sheet, split between current and noncurrent liabilities. These are reserves for estimated losses on claims originating in prior years on the Company's retrospective insurance plans for workers' compensation and general liability, and on the self-insured Voluntary Employee Injury Benefits (VEIB) Plan.

  The Company has replaced its retrospective policies and self-insured insurance plans with guaranteed premium policies. The Company obtained guaranteed policies for workers' compensation in states other than Texas and general liability beginning in calendar year 1998. The Company replaced its VEIB Plan with its guaranteed workers' compensation policy effective for calendar year 2000. Therefore, the Company is no longer accruing for estimated self-insurance and retrospective insurance losses.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

  Periodically, as claims are identified and resolved, the Company reassesses its insurance loss reserves. The Company reduced its reserves by $1,020,000 and $1,038,000 for the years ended September 30, 2000 and 1999, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience.

10. RELATED PARTY TRANSACTIONS

  The Company makes occasional sales of supplies and equipment to the family-owned restaurant operations of the Chairman of the Company. Sales amounts were $8,000, $1,000, and $5,000 for the years ended September 30, 2000, 1999, and
1998, respectively.

  The Company purchases food products manufactured by a company whose chairman and chief executive officer is a non-employee director of the Company. Purchases were $1,172,000, $1,439,000, and $1,839,000 for the years ended September 30,
2000, 1999 and 1998, respectively. The same vendor purchased items from the Company in the amount of $44,000, $65,000, and $53,000 in 2000, 1999 and 1998,
respectively. This vendor also leases the Company's cold-storage facilities. The lease term including options runs through October 31, 2005, and represented $60,000 of annual rental revenue for the Company in fiscal 2000, 1999 and 1998.

11. COMMITMENTS AND CONTINGENCIES

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

12. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

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

  The Company adopted a restructuring plan in the quarter ended June 30, 1998 which involved closing nine restaurants. The Company accrued exit costs of $920,000 for nine locations which were closed by August 10, 1998 under the plan. Four of those nine closed units, plus one previously closed, included Company-owned land and buildings which the Company planned to sell. Four of those sites were sold in 1999 and one is shown as land and building held for sale on the September 30, 2000, balance sheet.

                 PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

  The Company paid $42,000, $500,000, and $658,000 in 2000, 1999 and 1998, respectively, against restructuring reserves, primarily lease and related expenses and exit costs. Sales for the nine restaurants closed under the 1998 restructuring plan were $6,832,000, for the year ended September 30, 1998.

  In the quarter ended March 31, 1997, the Company established a restructuring plan which included closing seven underperforming restaurants, disposing of the Mexico joint venture, impairing four other restaurants and increasing the reserves for lease buyout for two previously closed locations.

13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  In accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments as of September 30, 2000. The estimated fair value amounts are determined by using available market information and appropriate valuation methodologies.

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

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Amounts in thousands except per share data)


                                                               Year ended September 30, 2000
                                   ----------------------------------------------------------------------------------------
                                                               Quarter ended
                                   ----------------------------------------------------------------------
                                        12/31              3/31              6/30              9/30             Total
                                   ----------------  -----------------  ----------------   --------------   ---------------
Sales                                     $ 13,307           $ 14,155          $ 14,366         $ 14,135          $ 55,963
Operating income (loss)                       (369)               813               (61)            (213)              170
Net earnings (loss)                           (377)               840               (23)            (191)              249
Net earnings (loss) per share                (0.26)              0.58             (0.02)           (0.13)             0.17

                                                               Year ended September 30, 1999
                                   ----------------------------------------------------------------------------------------
                                                               Quarter ended
                                   ----------------------------------------------------------------------
                                        12/31              3/31              6/30              9/30             Total
                                   ----------------  -----------------  ----------------   --------------   ---------------
Sales                                     $ 13,767           $ 14,350          $ 14,727         $ 14,559          $ 57,403
Operating income (loss)                          7                424               946              103             1,480
Net earnings (loss)                            114                562             1,084              128             1,888
Net earnings (loss) per share                 0.08               0.39              0.74             0.08              1.29


                                                                 Year ended September 30, 1998
                                   ----------------------------------------------------------------------------------------
                                                                 Quarter ended
                                   ----------------------------------------------------------------------
                                        12/31              3/31              6/30              9/30             Total
                                   ----------------  -----------------  ----------------   --------------   ---------------
Sales                                     $ 15,675           $ 16,128          $ 16,783         $ 15,560          $ 64,146
Operating income (loss)                       (472)              (347)           (7,769)             389            (8,199)
Net earnings (loss)                           (298)              (246)          (12,365)             391           (12,518)
Net earnings (loss) per share                (0.20)             (0.17)            (8.44)            0.27             (8.54)

--------------
     (1) First quarter 2000 results include $137,000 to reduce insurance reserves for the Voluntary Employee Injury Benefit (VEIB) Plan, workers' compensation and general liability.

     (2) Second quarter 2000 results include $883,000 to reduce insurance reserves for the Voluntary Employee Injury Benefit (VEIB) Plan, workers' compensation and general liability.

     (3) Second quarter 1999 results include $248,000 to reduce insurance reserves for the Voluntary Employee Injury Benefit (VEIB) Plan, workers' compensation and general liability.

     (4) Third quarter 1999 results include $790,000 to reduce insurance reserves for the VEIB Plan, workers' compensation and general liability.

     (5) Fourth quarter 1998 results include a pre-tax benefit of $368,000 to reverse third quarter impairment charges on land and buildings held for sale.

     (6) Fourth quarter 1998 results include a pre-tax benefit of $113,000 to reduce insurance reserves for workers' compensation and general liability claims.

     (7) Third quarter 1998 results include pre-tax asset impairment and restructuring charges of $6,969,000.

     (8) Third quarter 1998 results include income tax expense of $4,305,000 to provide a valuation allowance for deferred tax assets net of deferred tax liabilities.

     (9) Second quarter 1998 results include a pre-tax benefit of $212,000 to reduce general liability insurance reserves.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANCHO'S MEXICAN BUFFET, INC.

December 8, 2000

                                        By  /s/  HOLLIS TAYLOR
                                          ------------------------------------
                                          Hollis Taylor, President and Chief
                                                 Executive Officer
                                            (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        Signature and Title                                               Date
                        -------------------                                               ----
                     /s/  JESSE ARRAMBIDE, III                                      December 8, 2000
--------------------------------------------------------------------------
      Jesse Arrambide, III, Chairman of the Board of Directors

                      /s/  HOLLIS TAYLOR                                            December 8, 2000
--------------------------------------------------------------------------
    Hollis Taylor, President and Chief Executive Officer and Director
 (Principal Executive Officer) and Treasurer (Principal Financial Officer)

                       /s/  JULIE ANDERSON                                          December 8, 2000
--------------------------------------------------------------------------
        Julie Anderson, Vice President, Controller and Assistant
              Treasurer (Principal Accounting Officer)

                      /s/  SAMUEL L. CARLSON                                        December 8, 2000
--------------------------------------------------------------------------
                     Samuel L. Carlson, Director

                        /s/  ROBERT L. LIST                                         December 8, 2000
--------------------------------------------------------------------------
                       Robert L. List, Director

                           /s/  DAVID ODEN                                          December 8, 2000
--------------------------------------------------------------------------
                         David Oden, Director

                         /s/  TOMAS ORENDAIN                                        December 8, 2000
--------------------------------------------------------------------------
                       Tomas Orendain, Director

                         /s/ GEORGE N. RIORDAN                                      December 8, 2000
--------------------------------------------------------------------------
                      George N. Riordan, Director

                      /s/  RUDOLPH RODRIGUEZ, JR.                                   December 8, 2000
--------------------------------------------------------------------------
                     Rudolph Rodriguez, Jr., Director

                            /s/  JOANNE KEATES                                      December 8, 2000
--------------------------------------------------------------------------
                         Joanne Keates, Director