Form 10-Q
period 2000-12-31
PANCHOS MEXICAN BUFFET INC /DE
filed 2001-02-14
CIK 75929

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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
                                                             YES   X     NO
                                                                  ---

Number of shares of Common Stock outstanding as of January 31, 2001:  1,477,119.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

 Item 1.    Financial Statements:

            Introduction                                                   1

            Consolidated Condensed Balance Sheets,
               December 31, 2000 and September 30, 2000                    2

            Consolidated Condensed Statements of Operations
               for the Three Months Ended December 31, 2000 and 1999       3

            Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended December 31, 2000 and 1999       4

            Notes to Consolidated Condensed Financial Statements           5

            Independent Accountants' Review Report                         7

 Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

Part II.  Other Information

 Item 1.    Legal Proceedings (no response required)

 Item 2.    Changes in Securities (no response required)

 Item 3.    Defaults Upon Senior Securities (no response required)

 Item 4.    Submission of Matters to a Vote of Security Holders
               (no response required)

 Item 5.    Other Information (no response required)

 Item 6.    Exhibits and Reports on Form 8-K                              13

Signatures                                                                21

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The consolidated condensed financial statements included herein have been prepared by the Company without audit as of December 31, 2000 and for the three-month periods ended December 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim period is not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

         Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of December 31, 2000 and for the three-month periods ended December 31, 2000 and 1999 included herein.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             December 31,             September 30,
                                                                2000                      2000
                                                             (Unaudited)
                                                            -------------             ------------
ASSETS
------
Current Assets:
    Cash and cash equivalents                               $    861,000              $    900,000
    Accounts and notes receivable, current portion               202,000                   152,000
    Inventories                                                  480,000                   451,000
    Prepaid expenses                                              75,000                   130,000
                                                            ------------              ------------
        Total current assets                                   1,618,000                 1,633,000
                                                            ------------              ------------

Property, Plant and Equipment:
    Land                                                       1,654,000                 1,654,000
    Buildings                                                  6,635,000                 6,633,000
    Leasehold improvements                                    17,825,000                17,779,000
    Equipment and furniture                                   20,960,000                21,013,000
                                                            ------------              ------------
        Total                                                 47,074,000                47,079,000
    Less accumulated depreciation and amortization           (32,284,000)              (31,926,000)
                                                            ------------              ------------
             Property, plant and equipment - net              14,790,000                15,153,000
                                                            ------------              ------------

Other Assets:
    Land and buildings held for sale                             309,000                   309,000
    Other, including noncurrent portion of receivables           262,000                   269,000
                                                            ------------              ------------
        Total other assets                                       571,000                   578,000
                                                            ------------              ------------
        Total Assets                                        $ 16,979,000              $ 17,364,000
                                                            ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable                                        $    615,000              $    767,000
    Debt classified as current                                    96,000                   107,000
    Accrued wages and bonuses                                  1,542,000                 1,317,000
    Accrued insurance costs, current                             373,000                   425,000
    Accrued property taxes                                       470,000                   387,000
    Other current liabilities                                  1,587,000                 1,438,000
                                                            ------------              ------------
        Total current liabilities                              4,683,000                 4,441,000
                                                            ------------              ------------

Other Liabilities:
    Long-term debt                                                90,000                   112,000
    Capital leases                                                28,000                    29,000
    Accrued insurance costs, non-current                         465,000                   425,000
    Restructuring reserves, non-current                          308,000                   310,000
                                                            ------------              ------------
        Total other liabilities                                  891,000                   876,000
                                                            ------------              ------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock
    Common stock                                                 150,000                   149,000
    Additional paid-in capital                                19,027,000                19,013,000
    Retained earnings (accumulated deficit)                   (7,605,000)               (6,948,000)
    Treasury stock at cost                                       (69,000)                  (69,000)
    Stock notes receivable                                       (98,000)                  (98,000)
                                                            ------------              ------------
        Stockholders' equity                                  11,405,000                12,047,000
                                                            ------------              ------------
        Total Liabilities and Stockholders' Equity          $ 16,979,000              $ 17,364,000
                                                            ============              ============

           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                   2000               1999
                                                               ------------       ------------
Sales                                                          $ 12,800,000       $ 13,307,000
                                                               ------------       ------------

Costs and Expenses:
    Food costs                                                    3,416,000          3,517,000
    Restaurant labor and related expenses                         5,390,000          5,293,000
    Restaurant operating expenses                                 3,004,000          3,204,000
    Depreciation and amortization                                   468,000            489,000
    General and administrative expenses                           1,206,000          1,130,000
    Preopening costs                                                      0             43,000
                                                               ------------       ------------
        Total                                                    13,484,000         13,676,000
                                                               ------------       ------------

Operating income (loss)                                            (684,000)          (369,000)
Interest expense                                                     (2,000)
Other, including interest income                                     24,000             (8,000)
                                                               ------------       ------------

Earnings (loss) before income taxes                                (662,000)          (377,000)

Income tax expense (benefit)                                         (5,000)
                                                               ------------       ------------

Net earnings (loss)                                            $   (657,000)      $   (377,000)
                                                               ============       ============


Basic and diluted earnings (loss) per share                    $      (0.45)      $      (0.26)
                                                               ============       ============

           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Three Months Ended December 31,
                                                                  ------------------------------------
                                                                      2000                    1999
                                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $  (657,000)             $  (377,000)
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                    468,000                  489,000
     Adjustment of insurance reserves                                                         (137,000)
    (Gain) loss on sale of assets                                     (14,000)                  19,000
     Stock compensation to outside directors                           15,000
     Other                                                                                       2,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                   (54,000)                  31,000
      Inventories, prepaid expenses and other assets                   28,000                   97,000
      Accounts payable and accrued expenses                           296,000                  455,000
      Restructuring reserves                                           (7,000)                 (15,000)
                                                                  -----------              -----------
              Net cash provided by operating activities                75,000                  564,000
                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                 (103,000)                (837,000)
  Proceeds from sale of assets                                         23,000                   19,000
                                                                  -----------              -----------
              Net cash used in investing activities                   (80,000)                (818,000)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital leases                                                       (1,000)
  Short-term borrowings, net                                          (11,000)
  Repayments of long-term borrowings                                  (22,000)                 (38,000)
                                                                  -----------              -----------
              Net cash used in financing activities                   (34,000)                 (38,000)
                                                                  -----------              -----------

Net decrease in cash and cash equivalents                             (39,000)                (292,000)

Cash and cash equivalents, beginning of period                        900,000                1,242,000
                                                                  -----------              -----------

Cash and cash equivalents, end of period                          $   861,000              $   950,000
                                                                  ===========              ===========


SUPPLEMENTAL INFORMATION:
  Income tax refunds received                                     $    (5,000)
  Interest paid, net of capitalized amounts                       $     2,000


           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       NET EARNINGS (LOSS) PER SHARE
         -----------------------------

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

         The basic weighted average outstanding shares were 1,474,000 and 1,464,000 for the three-months ended December 31, 2000 and 1999, respectively. Due to the net losses for the first quarters of fiscal 2001 and fiscal 2000, the Company's potential common shares were antidilutive and excluded from the loss per share calculations for those periods. Therefore, there was no difference between basic and diluted earnings (loss) per share in either quarter. At December 31, 2000, there were 173,767 options outstanding which represented potential common shares which could be dilutive in the future.

         2.     INCOME TAXES
                ------------

         Deferred tax assets net of deferred tax liabilities increased $242,000 in the quarter ended December 31, 2000, to $7.6 million. The increase was due to increases in the insurance reserves, increases in the tax basis values over book basis values of assets, and an increase in the federal net operating loss carryforward for the quarter. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. The $5,000 income tax benefit resulted from a refund received during the quarter ended December 31, 2000.

         Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2012 through 2021, and state NOL carryforwards which expire in years 2001 through 2015.

         3.     RESTRUCTURING RESERVES
                ----------------------

         At December 31, 2000, a total of $467,000 in restructuring reserves was included on the Company's balance sheet, split between other current liabilities and restructuring reserves, noncurrent. The Company reduced its total restructuring reserves by $4,000 paid on restructuring costs incurred during the quarter ended December 31, 2000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of December 31, 2000 and the related consolidated condensed statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated November 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Fort Worth, Texas
January 31, 2001

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition
-------------------

As of December 31, 2000, the Company's current ratio was 0.3 to 1, down 0.1 from September 30, 2000. Like many restaurant chains, the Company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods.

Cash flow from operations provided $75,000 and $564,000 in the three months ended December 31, 2000 and 1999, respectively. The decline is due to the larger net loss incurred in the first quarter of fiscal 2001 as compared to fiscal 2000, partially offset by an increase in accounts payable and accrued operating expenses.

Investing activities in the quarter ended December 31, 2000 used $80,000 in cash, due to property additions of $103,000 for minor capital improvements and expenditures at existing stores. In the same period last year, the Company invested $837,000 in property additions, mostly for completion of the Company's remodel of its Mesquite, Texas restaurant.

To boost sales and profitability, the Company has developed a reimaging plan to change the look of its restaurants, including changes in restaurant design, recipes, food offerings and cooking and service procedures. The Company remodeled its Mesquite, Texas restaurant to test the reimaging plan and to serve as a prototype for future restaurant remodels. The restaurant opened in December 1999 under the name Pancho's Buffet & GrillTM and has received very good customer response and increased sales. The remodeled restaurant has been so successful that the Company plans to roll out the reimaging plan throughout the Company.

In order for the Company to complete its reimaging program, management assumes that it will need to spend approximately $6 million over a three-year period remodeling its restaurants. Management has developed a staggered rollout strategy to maximize resources and minimize restaurant downtime. The Company will complete more extensive remodels in above average stores it feels will benefit the greatest in terms of return of investment. Many stores will require more basic cosmetic changes, which include repainting, new seating, tablecloths, curtains and menu boards thus allowing the Company to maintain continuity and feel throughout the organization.

The Company has retained the services of an investment-banking firm to explore strategic financial alternatives for the Company to enhance future growth and maximize shareholder value.

In addition to the reimaging plan, capital spending in fiscal 2001 is expected to be approximately $500,000 for repairs and replacements of worn equipment from normal operations. The Company plans to pay for property additions this year with cash flow from operations and, possibly, proceeds from the sale of land and building from a closed location.

No new restaurants were opened in the first quarter of 2001 or fiscal year 2000, and none are currently planned, as management intends to focus on the reimaging plan with respect to the Company's existing restaurants to improve sales and profitability.

Financing activities used $34,000 to repay debt in the quarter ended December 31, 2000, versus $38,000 in the same period last year. The Company continues to make payments on notes issued in prior years to buy out leases on closed restaurant sites.

The Company established a $1 million line of credit to finance working capital needs in January 2001. The Company expects to use the line of credit as needed during low sales months and to repay amounts borrowed under the line of credit before the end of each fiscal year.

No dividends have been paid since December 1997. Future cash dividends will depend on earnings, financial position, capital requirements, and other relevant factors.

Results of Operations
---------------------

Total sales were down $507,000 for the quarter ended December 31, 2000 compared to the same period last year.

Same-store sales decreased 5.7% versus the prior year quarter. Average sales per unit were $266,000 and $279,000 in the quarters ended December 31, 2000 and 1999, respectively.

The Company's management believes that sales are declining because of the dated look and feel of the Company's restaurants. The Company, with the help of outside consultants, has developed a reimaging plan to update and improve the look of its restaurants, including changes in restaurant design, recipes, food offerings, and cooking and service procedures to improve sales and increase profitability.

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

Coinciding with the new and improved food offerings, the Company developed a new look and atmosphere for its restaurants providing customers with a high-energy and exciting dining environment. The new look includes updated and brighter color schemes, contemporary furniture and fixtures, and fiesta-style plates, tablecloths and decor, all providing a fun fiesta atmosphere to the restaurants. The Company invested $1.5 million during fiscal years 1999 and 2000 to develop the new concept. The Company remodeled three stores as prototypes to test the new look: one in Mesquite, Texas and two in Houston, Texas.

The Mesquite, Texas location was closed for remodeling in August 1999 and reopened in December 1999 as "Pancho's Buffet & Grill(TM"). The restaurant has generated significant sales increases and positive customer response. The Mesquite remodel features an exciting new design with rich, bold colors, softer lighting and a high-energy atmosphere.

The Company remodeled two stores in Houston, Texas under a slightly modified concept using the name "Panchito's $4.99 Buffet(TM"). The idea was to offer customers the same high quality buffet style format utilizing a more limited and lower priced menu. The goal was to achieve operating efficiencies while developing a brand extension for smaller markets. Results were not persuasive enough to continue the concept, and the stores will be converted to the new Pancho's Mexican Buffet(R) (with new recipes and menu). Management believes that the "Panchito's" concept would be a viable concept in new markets or small markets where potential customers have not previously experienced the wider food variety of the Pancho's Mexican Buffet(R) core concept.

With the successful results of the Pancho's Buffet & Grill(TM) in Mesquite, Texas, the Company plans to roll out the reimaging plan throughout the Company under the banners Pancho's Buffet & Grill(TM) and Pancho's Mexican Buffet(R). The Company has developed a three-year reimaging plan so that it may complete the remodels and put sales on an upward trend. This three-year plan is based upon the Company's ability to obtain the necessary capital resources.

The Company has retained the services of an investment-banking firm to explore strategic financial alternatives for the Company to enhance future growth and maximize shareholder value.

Customer discounts were 5.4% and 4.5% of sales for the quarters ended December 31, 2000 and 1999, respectively. Discounting tactics are used to increase customer frequency and attract new customer trials. During the quarter ended December 31, 2000, the Company distributed more coupons than usual to attract customers. The number of those coupons redeemed was 200% over the prior year coupon redemptions for the same quarter.

The Company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific tactics is developed for each location and complemented by Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

Food cost increased 0.3% of sales in the quarter ended December 31, 2000 compared with the same quarter last year. The increase was due to higher costs for meats and produce.

Restaurant labor and related expenses increased 2.3% of sales for the quarter ended December 31, 2000 compared with the same quarter last year. Due to successful claims management, the Company reduced its reserves for workers' injury insurance by $162,000 in the quarter ended December 31, 1999. After eliminating this benefit, the labor cost increase was 1.1% of sales for the quarter. Wage rate inflation accounted for over 80% of the labor cost increase. The remaining increase resulted from lower sales.

Restaurant operating expenses include occupancy costs, utilities, liability insurance, maintenance expense, supplies, restaurant marketing and other costs. These costs decreased .6% of sales for the quarter ended December 31, 2000, versus the same period last year due to a 1.0% of sales decrease in restaurant marketing and promotion expenses netted with a .4% of sales increase in utilities expense (due to higher gas costs).

The Company's general and administrative expenses rose .9% of sales for the quarter ended December 31, 2000, versus the same quarter last year due to two primary reasons. An increase in franchise taxes resulted in a .5% of sales increase in general and administrative expense for the quarter ended December 31, 2000. Fees paid to the investment-banking firm to explore strategic alternatives for the Company amounted to a .5% of sales increase in general and administrative expenses.

The Company realized a gain on sale of assets of $14,000 for the quarter ended December 31, 2000 compared with a loss of $19,000 on the disposal of assets in the quarter ended December 31, 1999.

Deferred tax assets net of deferred tax liabilities increased $242,000 in the quarter ended December 31, 2000, to $7.6 million. The increase was due to increases in the insurance reserves, increases in the tax basis values over book basis values of assets, and an increase in the federal net operating loss carryforward for the quarter. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. The $5,000 income tax benefit resulted from a refund received during the quarter ended December 31, 2000.

Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss
(NOL) carryforwards which expire in years 2012 through 2021, and state NOL carryforwards which expire in years 2001 through 2015.

For the reasons detailed above, the Company had a net loss of $657,000 for the quarter ended December 31, 2000, compared to a net loss of $377,000 for the same period last year. The Company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs. Management plans to address these issues through its marketing programs, reorganization of operations management, and the continuation of the Company's remodeling and brand extension programs.

Other Uncertainties and Trends
------------------------------

SFAS No. 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods. Management has reviewed each restaurant's performance for the quarter ended December 31, 2000 and has determined that no impairment charges are required for this quarter.

Special Note Regarding Forward-Looking Information
--------------------------------------------------

Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding restaurant format or concept changes, remodeling plans, plans to sell assets, ability to pay debt, unit growth, capital expenditures, future borrowings and repayments, availability of financings, future cash flows, claims, payments and adjustments related to the Company's insurance reserves, and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the Company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the Company's insurance reserves; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits Required by Item 601 of Regulation S-K

             Exhibit
             Number
             -------
               2         Not applicable
               4         Not applicable
              10(ac)     Line of Credit Promissory Note dated January 8, 2001,
                         between Pancho's Mexican Buffet, Inc. and Arlington
                         National Bank - filed herewith
              11         Not required - explanation of net earnings (loss)
                         per share computation is contained in notes to
                         consolidated condensed financial statements.
              15         Letter re: unaudited interim financial
                         information
              18         Not applicable
              19         Not applicable
              22         Not applicable
              23         Not applicable
              24         Not applicable

       (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             PANCHO'S MEXICAN BUFFET, INC.


             February 14, 2001           /s/ Hollis Taylor
                                         -----------------
                                         Hollis Taylor, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer) and Treasurer (Principal
                                         Financial Officer)


             February 14, 2001           /s/ Julie Anderson
                                         ------------------
                                         Julie Anderson, Vice President,
                                         Controller, and Assistant Treasurer
                                         (Principal Accounting Officer)