Form 10-Q
period 2001-03-31
PANCHOS MEXICAN BUFFET INC /DE
filed 2001-05-15
CIK 75929

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 For the quarterly period ended March 31, 2001

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                  YES    X     NO ________
                                                      -------

Number of shares of Common Stock outstanding as of April 25, 2001:  1,477,119.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information

  Item 1.      Financial Statements:

               Introduction                                                                           1

               Consolidated Condensed Balance Sheets,
                    March 31, 2001 and September 30, 2000                                             2

               Consolidated Condensed Statements of Operations
                    for the Three Months and Six Months Ended
                    March 31, 2001 and 2000                                                           3

               Consolidated Condensed Statements of Cash Flows
                    for the Six Months Ended March 31, 2001 and 2000                                  4

               Notes to Consolidated Condensed Financial Statements                                   5

               Independent Accountants' Review Report                                                 8

  Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                     9

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk
                    (no response required)

Part II.  Other Information

  Item 1.      Legal Proceedings (no response required)

  Item 2.      Changes in Securities (no response required)

  Item 3.      Defaults Upon Senior Securities (no response required)

  Item 4.      Submission of Matters to a Vote of Security Holders                                   14

  Item 5.      Other Information (no response required)

  Item 6.      Exhibits and Reports on Form 8-K                                                      16

Signatures                                                                                           17

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     The consolidated condensed financial statements included herein have been prepared by the Company without audit as of March 31, 2001 and for the three-month and six-month periods ended March 31, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments to the consolidated condensed financial statements, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the indicated periods have been included. The results of operations for such interim period is not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

     Deloitte & Touche LLP, independent public accountants, has made a limited review of the consolidated condensed financial statements as of March 31, 2001 and for the three-month and six-month periods ended March 31, 2001 and 2000 included herein.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                   March 31,       September 30,
                                                                     2001              2000
                                                                  (Unaudited)
                                                                  -----------      -------------
ASSETS
------
Current Assets:
    Cash and cash equivalents                                    $    471,000     $    900,000
    Accounts and notes receivable, current portion                    156,000          152,000
    Inventories                                                       539,000          451,000
    Prepaid expenses                                                  242,000          130,000
                                                                 ------------     ------------
        Total current assets                                        1,408,000        1,633,000
                                                                 ------------     ------------

Property, Plant and Equipment:
    Land                                                            1,654,000        1,654,000
    Buildings                                                       6,635,000        6,633,000
    Leasehold improvements                                         17,873,000       17,779,000
    Equipment and furniture                                        20,866,000       21,013,000
                                                                 ------------     ------------
        Total                                                      47,028,000       47,079,000
    Less accumulated depreciation and amortization                (32,600,000)     (31,926,000)
                                                                 ------------     ------------
             Property, plant and equipment - net                   14,428,000       15,153,000
                                                                 ------------     ------------

Other Assets:
    Land and buildings held for sale                                  309,000          309,000
    Other, including noncurrent portion of receivables                259,000          269,000
                                                                 ------------     ------------
        Total other assets                                            568,000          578,000
                                                                 ------------     ------------

        Total Assets                                             $ 16,404,000     $ 17,364,000
                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable                                             $    739,000     $    767,000
    Debt classified as current                                        662,000          107,000
    Accrued wages and bonuses                                       1,323,000        1,317,000
    Accrued insurance costs, current                                  265,000          425,000
    Accrued property taxes                                            171,000          387,000
    Other current liabilities                                       1,444,000        1,438,000
                                                                 ------------     ------------
        Total current liabilities                                   4,604,000        4,441,000
                                                                 ------------     ------------

Other Liabilities:
    Long-term debt                                                     82,000          112,000
    Capital leases                                                     27,000           29,000
    Accrued insurance costs, non-current                              471,000          425,000
    Restructuring reserves, non-current                               306,000          310,000
                                                                 ------------     ------------
        Total other liabilities                                       886,000          876,000
                                                                 ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock
    Common stock                                                      150,000          149,000
    Additional paid-in capital                                     19,037,000       19,013,000
    Retained earnings (accumulated deficit)                        (8,106,000)      (6,948,000)
    Treasury stock at cost                                            (69,000)         (69,000)
    Stock notes receivable                                            (98,000)         (98,000)
                                                                 ------------     ------------
        Stockholders' equity                                       10,914,000       12,047,000
                                                                 ------------     ------------
        Total Liabilities and Stockholders' Equity               $ 16,404,000     $ 17,364,000
                                                                 ============     ============

           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended                       Six Months Ended
                                                             March 31,                              March 31,
                                                ----------------------------------        ------------------------------
                                                      2001                 2000                2001               2000
                                                --------------        ------------        ------------      ------------
Sales                                           $   13,540,000        $ 14,155,000        $ 26,340,000      $ 27,462,000
                                                --------------        ------------        ------------      ------------

Costs and Expenses:
    Food costs                                       3,596,000           3,790,000           7,012,000         7,307,000
    Restaurant labor and related expenses            5,538,000           5,008,000          10,928,000        10,301,000
    Restaurant operating expenses                    3,140,000           2,858,000           6,144,000         6,062,000
    Depreciation and amortization                      467,000             501,000             935,000           990,000
    General and administrative expenses              1,281,000           1,185,000           2,487,000         2,315,000
    Preopening costs                                         0                   0                   0            43,000
                                                --------------        ------------        ------------      ------------
        Total                                       14,022,000          13,342,000          27,506,000        27,018,000
                                                --------------        ------------        ------------      ------------

Operating income (loss)                               (482,000)            813,000          (1,166,000)          444,000
Interest expense                                       (30,000)            (17,000)            (32,000)          (17,000)
Other, including interest income                        11,000              44,000              35,000            36,000
                                                --------------        ------------        ------------      ------------

Earnings (loss) before income taxes                   (501,000)            840,000          (1,163,000)          463,000

Income tax expense (benefit)                                 0                   0              (5,000)                0
                                                --------------        ------------        ------------      ------------

Net earnings (loss)                             $     (501,000)       $    840,000        $ (1,158,000)     $    463,000
                                                ==============        ============        ============      ============

Basic and diluted earnings (loss) per share     $        (0.34)       $       0.58        $      (0.78)     $       0.32
                                                ==============        ============        ============      ============

           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Six Months Ended March 31,
                                                                         ----------------------------------------
                                                                              2001                    2000
                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                    $   (1,158,000)        $        463,000
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
     Depreciation and amortization                                              935,000                  990,000
     Adjustment of insurance reserves                                           (87,000)              (1,020,000)
     Gain on sale of assets                                                     (14,000)                 (11,000)
     Stock compensation to outside directors                                     25,000
     Other                                                                                                 2,000
  Changes in operating assets and liabilities:
      Accounts and notes receivable                                             (11,000)                  88,000
      Inventories, prepaid expenses and other assets                           (195,000)                  21,000
      Accounts payable and accrued expenses                                    (245,000)                 510,000
      Restructuring reserves                                                    (18,000)                 (26,000)
                                                                         ---------------        -----------------
              Net cash provided (used) by operating activities                 (768,000)               1,017,000
                                                                         ---------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                           (220,000)              (1,133,000)
  Proceeds from sale of assets                                                   36,000                  460,000
                                                                         ---------------        -----------------
              Net cash used in investing activities                            (184,000)                (673,000)
                                                                         ---------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital leases                                                                 (2,000)
  Short-term borrowings, net                                                    555,000                   (3,000)
  Repayments of long-term borrowings                                            (30,000)                 (75,000)
                                                                         ---------------        -----------------
              Net cash provided (used) by financing activities                  523,000                  (78,000)
                                                                         ---------------        -----------------

Net (increase) decrease in cash and cash equivalents                           (429,000)                 266,000

Cash and cash equivalents, beginning of period                                  900,000                1,242,000
                                                                         ---------------        -----------------

Cash and cash equivalents, end of period                                 $      471,000         $      1,508,000
                                                                         ===============        =================

SUPPLEMENTAL INFORMATION:
  Income tax refunds received                                            $        5,000
  Interest paid, net of capitalized amounts                              $       32,000         $         17,000

           See notes to consolidated condensed financial statements.

                PANCHO'S MEXICAN BUFFET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   NET EARNINGS (LOSS) PER SHARE
----------------------------------

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

The basic weighted average outstanding shares were 1,477,000 and 1,464,000 for the three-months ended March 31, 2001 and 2000, respectively. Fully diluted shares for the quarter ended March 31, 2000 were 1,468,000. Due to the net loss for the quarter ended March 31,2001, the Company's potential common shares were antidilutive and excluded from the loss per share calculations, resulting in no difference between basic and diluted earnings (loss) per share.

The basic weighted average outstanding shares were 1,475,000 and 1,464,000 for the six-months ended March 31, 2001 and 2000, respectively. Fully diluted weighted average shares were 1,466,000 for the six months ended March 31, 2000. Due to the net loss for the first half of fiscal 2001, the Company's potential common shares were antidilutive and excluded from the loss per share calculations for 2001, resulting in no difference between basic and diluted earnings (loss) per share. At March 31, 2001 and 2000, there were 173,767 and 124,247 options outstanding which represented potential common shares which could be dilutive in the future.

2.   INCOME TAXES
-----------------

Deferred tax assets net of deferred tax liabilities increased $419,000 in the six months ended March 31, 2001, to $7.6 million. The increase was due to increases in the tax basis values over book basis values of assets and an increase in the federal net operating loss carryforward for the six months. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. The $5,000 income tax benefit resulted from a refund received during the quarter ended December 31, 2000.

Despite the valuation allowance, the deferred tax assets are still available to the

Company for future use. If the Company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss (NOL) carryforwards which expire in years 2012 through 2021, and state NOL carryforwards which expire in years 2001 through 2015. These NOL carryforwards may be limited in their use due to significant changes in the Company's ownership.

3.   RESTRUCTURING RESERVES
---------------------------

At March 31, 2001, a total of $464,000 in restructuring reserves was included on the Company's balance sheet, split between other current liabilities and restructuring reserves, noncurrent. The Company reduced its total restructuring reserves by $7,000 and $11,000 paid on restructuring costs during the quarter and six months ended March 31, 2001, respectively. The Company reduced its total restructuring reserves by $26,000 paid on restructuring costs during the six months ended March 31, 2000.

4.   INSURANCE RESERVES
-----------------------

At March 31, 2001, a total of $736,000 in insurance reserves was included on the Company's balance sheet, split between current and noncurrent liabilities. These are reserves for estimated losses on claims originating in prior years on the Company's retrospective insurance plans for workers' compensation and general liability, and on the self-insured Voluntary Employee Injury Benefits (VEIB) Plan.

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

Periodically, as claims are identified and resolved, the Company reassesses its insurance loss reserves. In the quarter and six months ended March 31, 2001, the Company reduced its reserves by $87,000. In the quarter and six months ended March 31, 2000, the Company reduced its reserves by $883,000 and $1,020,000, respectively. These reductions were based on updated liability estimates derived from additional information available in the periods involved, including the resolution of significant claims and a general improvement in claims experience.

5.   STOCKHOLDERS' RIGHTS PLAN
------------------------------

At the Company's Annual Meeting of Stockholders on March 7, 2001, the Company's stockholders voted to eliminate the Stockholders' Rights Plan adopted by the Board of Directors in January 1996.

6.   PROPOSED MERGER
--------------------

On March 31, 2001, the Company entered into an Agreement and Plan of Merger, pursuant to which the Company will be acquired in an all-cash merger transaction for $4.60 per share (the "Merger") by a wholly-owned subsidiary of Pancho's Foods, Inc., a Nevada corporation. Under the terms of the Agreement and Plan of Merger, a wholly-owned subsidiary of Pancho's Foods, Inc. would be merged with and into the Company and each holder of outstanding shares of the Company's common stock, par value $0.10 per share, would be entitled to receive $4.60 in cash per share.

Consummation of the Merger is subject to certain closing conditions and the approval by the Company's common stockholders. Because of the closing conditions, there can be no assurance that the Merger will occur, or if it does occur, that the price per share will be $4.60.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Pancho's Mexican Buffet, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Pancho's Mexican Buffet, Inc. and subsidiaries as of March 31, 2001 and the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 2001 and 2000 and the consolidated condensed statements of cash flows for the six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
May 1, 2001

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition
-------------------

As of March 31, 2001, the Company's current ratio was 0.3 to 1, down from 0.4 to 1 at September 30, 2000. Like many restaurant chains, the Company maintains a current ratio well below 1. Most of its current liabilities, primarily accounts payable, accrued payroll and accrued insurance costs, flow through operations and roll over rather than being reduced to zero in subsequent periods.

Cash flow from operations used $768,000 and provided $1,017,000 in the six months ended March 31, 2001 and 2000, respectively. The decline is due to the large net loss incurred in the first six months of fiscal 2001 as compared to fiscal 2000.

Investing activities in the six months ended March 31, 2001 used $184,000 in cash, due to property additions of $220,000 for minor capital improvements and expenditures at existing stores. In the same period last year, the Company invested $1,133,000 in property additions, mostly for completion of the Company's remodel of its Mesquite, Texas restaurant.

To boost sales and profitability, the Company developed a reimaging plan to change the look of its restaurants, including changes in restaurant design, recipes, food offerings and cooking and service procedures. The Company remodeled its Mesquite, Texas restaurant to test the reimaging plan and to serve as a prototype for future restaurant remodels. The restaurant opened in December 1999 under the name Pancho's Buffet & GrillTM and has received very good customer response and increased sales. The remodeled restaurant was so successful that the Company planned to roll out the reimaging plan throughout the Company.

However, in August 2000, the Company retained the services of an investment-banking firm to explore strategic financial alternatives for the Company to enhance future growth and maximize shareholder value. On March 31, 2001, the Company entered into an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which the Company has agreed to be acquired in an all-cash merger transaction for $4.60 per share (the "Merger") by a wholly-owned subsidiary of Pancho's Foods, Inc., a Nevada corporation. Under the terms of the Merger Agreement, a wholly-owned subsidiary of Pancho's Foods, Inc. would be merged with and into the Company and each holder of outstanding shares of the Company's common stock, par value $0.10 per share, would be entitled to receive $4.60 in cash per share. Consummation of the Merger is subject to certain closing conditions, including the acquiring company's obtaining a commitment letter from its lender, pursuant to which its lender commits, subject to the terms and conditions contained in the commitment letter, to provide an aggregate of up to $6 million in cash as a senior secured credit facility. In addition, the acquiring company must have entered into a commitment letter with Mr. Stephen Oyster, an affiliate of the acquiring company, pursuant to which Mr. Oyster commits to provide an amount equal to the aggregate amount of the merger consideration and all other fees and expenses required to be paid by the acquiring company in connection with the transactions contemplated by Merger Agreement, less the amount committed by the lender. The Company must obtain an opinion from its investment banker that the merger consideration is fair to the Company's stockholders from a financial point of view and must satisfy certain financial performance criteria for a certain period of time prior to the filing by the Company with the Securities and Exchange Commission of its final proxy statement to be delivered to the stockholders in connection with a special meeting of stockholders to be held to consider the Merger Agreement.

The forgoing conditions have not yet been satisfied. In addition, certain other closing conditions must be met, including obtaining the approval of the Company's stockholders, before the Merger can be consummated. Consequently, there can be no assurance that the Merger will occur or, if it occurs, that the price per share will be $4.60.

As a result of entering into the Merger Agreement, the Company has suspended its reimaging program. If the transactions contemplated by the Merger Agreement are not consummated, the Board of Directors and management of the Company will evaluate the Company's alternatives, including reinitiating the reimaging program and/or implementing other initiatives to improve sales and profitability of existing stores or continuing to explore and identify strategic alternatives for the Company to enhance future growth and maximize shareholder value.

No new restaurants were opened in the first six months of 2001 or fiscal year 2000, and none are currently planned.

Financing activities provided $790,000 in short-term borrowings in the six months ended March 31, 2001. The Company established a $1 million line of credit to finance working capital needs in January 2001. The Company expects to use the line of credit as needed during low sales months and to repay amounts borrowed under the line of credit before the end of each fiscal year. Financing activities used $267,000 to repay debt in the six months ended March 31, 2001, versus $78,000 in the same period last year. The Company continues to make payments on notes issued in prior years to buy out leases on closed restaurant sites.

No dividends have been paid since December 1997. Future cash dividends will depend on earnings, financial position, capital requirements, and other relevant factors.

Results of Operations
---------------------

Total sales were down $615,000 and $1,122,000 for the quarter and six months ended March 31, 2001 compared to the same periods last year.

Same-store sales decreased 4.2% and 4.8% for the quarter and six months versus the prior year periods. Average sales per unit were $282,000 and $548,000 for the quar-ter and six months ended March 31, 2001, respectively, compared with $294,000 and $567,000 for the prior year periods.

The Company's management believes that sales are declining because of the dated look and feel of the Company's restaurants. The Company, with the help of outside consultants, developed a reimaging plan to update and improve the look of its restaurants, including changes in restaurant design, recipes, food offerings, and cooking and service procedures to improve sales and increase profitability. However, as discussed above, the Company engaged an investment banking firm in August 2000 to assist the Company in exploring financial alternatives for the Company to enhance future growth and maximize stockholder value and entered into the Merger Agreement on March 31, 2001. Consequently, the Company has suspended the implementation of the reimaging program.

Customer discounts were 5.5% and 5.4% of sales for the quarter and six months ended March 31, 2001, respectively, and 5.4% and 5.0% of sales for the same periods last year. Discounting tactics are used to increase customer frequency and attract new customer trials.

The Company continues to emphasize a neighborhood marketing strategy to strengthen Pancho's ties to each restaurant's community. A portfolio of specific tactics is developed for each location and complemented by Company programs such as the Birthday Club, School Rewards programs and Seniors Club.

Food costs decreased 0.2% of sales for the quarter and remained steady for the six months ended March 31, 2001 compared with the same periods last year.

Restaurant labor and related expenses increased 5.5% and 4.0% of sales for the quarter and six months ended March 31, 2001 compared with the same periods for fiscal year 2000. Due to successful claims management, the Company reduced its reserves for workers' injury insurance by $162,000 in the quarter ended December 31, 1999 and $647,000 in the quarter ended March 31, 2000. After eliminating these benefits, the labor cost increase was 0.9% and 1.0% of sales for the quarter and six months. Wage rate inflation accounted for the labor cost increase.

Restaurant operating expenses include occupancy costs, utilities, liability insurance, maintenance expense, supplies, restaurant marketing and other costs. Due to the settlement of claims for substantially less than reserved, liability insurance reserves were reduced by $87,000 in the quarter ended March 31, 2001 and by $236,000 and $211,000 for the quarter and half ended March 31, 2000. After eliminating these adjustments, restaurant operating costs increased 1.9% and 0.9% of sales for the quarter and six months ended March 31, 2001 versus the same period last year. Utilities are up 1.0% and 0.8% for the quarter and six months due to higher gas costs. Higher occupancy costs for base rents and property taxes accounted for the remaining restaurant operating costs increase.

The Company's general and administrative expenses rose 1.1% and 1.0% of sales for the quarter and six months ended March 31, 2001, versus the same periods last year. The increase is primarily due to costs incurred in connection with the Company's search for strategic financial alternatives and the Merger Agreement, as well as an increase in franchise taxes.

Other income, including interest income, includes gains of $7,000 and $14,000 on the sale of assets for the quarter and six months ended March 31, 2001, versus $30,000 and $11,000 in regard to the sale of assets for the same periods in fiscal 2000.

Deferred tax assets net of deferred tax liabilities increased $419,000 in the six months ended March 31, 2001, to $7.6 million. The increase was due to increases in the tax basis values over book basis values of assets and an increase in the federal net operating loss carryforward for the six months. The valuation allowance was increased by the same amount to match the net deferred tax asset balance. The $5,000 income tax benefit resulted from a refund received during the quarter ended December 31, 2000.

Despite the valuation allowance, the deferred tax assets are still available to the Company for future use. If the Company realizes profitability, it may recognize tax benefits for all or a portion of the deferred tax assets in the future, when the valuation allowance is reduced or the tax assets realized. The deferred tax assets include federal employer tax credits and net operating loss
(NOL) carryforwards which expire in years 2012 through 2021, and state NOL carryforwards which expire in years 2001 through 2015. These NOL carryforwards may be limited in their use due to significant changes in the Company's ownership.

For the reasons detailed above, the Company had net losses of $501,000 and $1,158,000 for the quarter and six months ended March 31, 2001, respectively, compared with net earnings of $840,000 and $463,000 for the same periods last year. The Company's future profitability depends on increasing restaurant revenues and reducing the key cost factors, particularly labor costs. Management plans to address these issues through its marketing programs, reorganization of operations management, and the continuation of the Company's remodeling and brand extension programs.

Other Uncertainties and Trends
------------------------------

SFAS No. 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods. Management has reviewed each restaurant's performance for the quarter and six months ended March 31, 2001 and has determined that no impairment charges are required for this quarter or six month period.

Special Note Regarding Forward-Looking Information
--------------------------------------------------

Certain statements in this report are forward-looking statements which represent the Company's expectations or beliefs concerning future events, including, but not limited to the following: statements regarding amounts to be received by the shareholders in connection with the Merger, the consummation of the Merger, restaurant format or concept changes, remodeling plans, plans to sell assets, ability to pay debt, unit growth, capital expenditures, future borrowings and repayments, availability of financings, future cash flows, claims, payments and adjustments related to the Company's insurance reserves, and future results of operations. The Company warns that many factors could, individually or in aggregate, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, the following: the effects of changes in the Company's restaurant format or concept; consumer spending trends and habits; increased competition in the restaurant industry; weather conditions; the results of claims on the Company's insurance reserves; and laws and regulations affecting labor and employee benefit costs. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on March 7, 2001. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The following matters were submitted to a vote of the Company's stockholders. Any proposal that is approved by the stockholders will not be binding upon either the Company or the Board of Directors, but will be a request that the Board consider adopting such proposal.

    (a) There was no solicitation in opposition to management's nominees for directors in the proxy statement dated January 29, 2001, and all such nominees were elected, as detailed below.

                Name                                   For        Withheld
                ---------------------              ----------     --------
                Samuel L. Carlson                  1,043,578       314,162
                David Oden                         1,153,025       204,715
                Rudolph Rodriquez, Jr.             1,151,236       206,504

    The names of other directors whose terms of office continued after the meeting are: Jesse Arrambide, III, Hollis Taylor, Robert L. List, George Riordan, Tomas Orendain, and Joanne Keates.

    (b) Mr. Stephen Oyster, 3825 Lake Austin Blvd., #401, Austin, Texas 78703, the beneficial owner of 140,092 shares, submitted the following proposal: "Pancho's Mexican Buffet should be formally placed on the market for sale and sold to the highest bidder."

         Proposal                                  For    Against   Abstain  Not Voted
         -------------------------------        -------   -------   -------  ---------
         Place the Company on the market        380,409   594,190    6,539    376,602

    (c) Duncan-Smith Investments, Inc., 311 Third Street, San Antonio, Texas 78205, the beneficial owner of 5,700 shares, submitted the following proposal: "To eliminate the Stockholders Rights Plan adopted by the Board of Directors in January 1996."

         Proposal                                      For     Against   Abstain  Not Voted
         -------------------------------             -------   -------   -------  ---------
         Eliminate the Stockholders Rights Plan      512,369   464,749    4,020    376,602

    (d) Ms. Tina Oyster, 3825 Lake Austin Blvd., #401, Austin, Texas 78703, the beneficial joint owner of 140,092 shares, submitted the following proposal: "The company policy to grant a bonus to certain officers each year to cover the annual loan cost should be abandoned."


         Proposal                                 For     Against   Abstain  Not Voted
         -------------------------------        -------   -------   -------  ---------
         Abandon certain bonuses                512,369   464,749    4,020    376,602

     (e) Mr. Robert M. Bagley III, 6060 Village Bend #1408, Dallas, Texas 75206, the beneficial owner of 633 shares, submitted the following proposal:
         "The shareholders of Pancho's Mexican Buffet request the Board of Directors take the necessary steps to amend the Company governing instruments to adopt the following:

               Resolved: That the shareholders recommend that the Board of
            Directors hire Southwest Securities, Inc. as their investment banker and formally place the Company on the market for sale to the highest bidder."

         Proposal                                 For     Against   Abstain  Not Voted
         -------------------------------        -------   -------   -------  ---------
         Hire Southwest Securities              171,651   801,150    8,337    376,602

    No other items were voted on at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits Required by Item 601 of Regulation S-K

                Exhibit
                Number
                ------

                  2       Not applicable
                  3       Not applicable
                  4(d)    Form of Amendment to Rights Agreement (1)
                 10(ad)   Agreement and Plan of Merger Among Pancho's Foods,
                          Inc., Pancho's Restaurants, Inc. and Pancho's Mexican
                          Buffet, Inc. dated March 31, 2001 (1)
                 11       Not required - explanation of net earnings (loss)
                          per share computation is contained in notes to
                          consolidated condensed financial statements.
                 15       Letter re: unaudited interim financial information
                 18       Not applicable
                 19       Not applicable
                 22       Not applicable
                 23       Not applicable
                 24       Not applicable

________________________

                 (1) Filed with the Commission as an Exhibit to the Company's Current Report on Form 8-K filed on April 3, 2001 -such Exhibits are incorporated herein by reference.

         (b)    Reports on Form 8-K

                A report on Form 8-K was filed with the Commission on April 3,
                    2001, reporting the merger proposal between a wholly-owned subsidiary of Pancho's Foods, Inc. and Pancho's Mexican Buffet, Inc. No financial Statements were filed with this 8-K.

                No other reports on Form 8-K were filed in the quarter ended
                    March 31, 2001.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PANCHO'S MEXICAN BUFFET, INC.


          May 15, 2001              /s/ Hollis Taylor
                                    -----------------
                                    Hollis Taylor, President and Chief Executive
                                    Officer (Principal Executive Officer) and
                                    Treasurer (Principal Financial Officer)


          May 15, 2001              /s/ Julie Anderson
                                    ------------------
                                    Julie Anderson, Vice President, Controller,
                                    and Assistant Treasurer (Principal
                                    Accounting Officer)